Form 10-K
period 1994-01-01
LADD FURNITURE INC
filed 1994-03-31
CIK 721669

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 1994                      Commission file
                                                                Number 0-11577
                             LADD FURNITURE, INC.

            (Exact name of registrant as specified in its charter)

                           North Carolina                              56-1311320
    (State or other jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

One Plaza Center, Box HP-3
High Point, North Carolina                                 27261-1500
(Address of Principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  910-889-0333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $.10 par value

                               (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
___.

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K   [  ]

            Market value of 18,720,472 shares held by nonaffiliates as of March 4, 1994 was $173,164,366.

            Indicate  the  number   of  shares  outstanding  of  each  of  the
registrant's classes of common stock, as of the latest practicable date.

               23,082,996 shares outstanding as of March 4, 1994

                     DOCUMENTS INCORPORATED BY REFERENCE

            The definitive Proxy Statement for the 1994 Annual Shareholders Meeting is incorporated by reference into Part III hereof. The registrant's Annual Report to Shareholders for the year ended January 1, 1994 is incorporated by reference into Part II and Part IV, Item 14, hereof.

          PART I

          ITEM 1.   Business

          General

   LADD Furniture, Inc. is a vertically integrated manufacturer that is primarily engaged in the design, manufacture and sale of wood, metal, and upholstered furniture in various price ranges through its operating entities consisting of wholly owned subsidiaries and operating divisions. Unless the context otherwise indicates, "LADD" and "Company" refer to LADD Furniture, Inc., its divisions, and consolidated subsidiaries.

          Significant Developments in 1993

   Acquisition of Pilliod Furniture -- On January 31, 1994, the
          Company acquired the furniture operations of The Pilliod Cabinet Company through the purchase of all of the outstanding stock of its parent company, Pilliod Holding Company. The Company's new wholly-owned subsidiary, Pilliod Furniture, Inc. ("Pilliod") is a major U.S. manufacturer of promotionally-priced, residential wood furniture. Pilliod's master bedroom and other furniture lines compliment products made and marketed by LADD's nine other furniture companies.

   Manufacturing  Realignment --  In  August 1993,  the Company
          decided to discontinue much of its American of Martinsville Residential Casegoods ("Residential Casegoods") product lines which were unprofitable and to merge certain profitable lines into its American Drew operating division. As a result of this decision, manufacturing capacity in Residential Casegoods' Martinsville, Virginia facility became available for other purposes. To utilize the capacity, the Company shifted manufacturing production of American of Martinsville-Contract ("Contract") from Chilhowie, Virginia and Marion, Virginia to Martinsville, Virginia, the location of Contract's upholstery manufacturing and executive offices. Finally, to accommodate current and anticipated growth of the Company's Lea Industries division ("Lea"), production in Chilhowie, Virginia was realigned to Lea in the fourth quarter for its Charter House product line and production in Marion, Virginia was realigned to Lea for its Design Horizons product line. The Company believes that the realigned production better utilizes its manufacturing capacity.

          LADD's Businesses

   Lea Industries manufactures and sells wood furniture for the youth and adult bedroom markets. Lea Industries' products include beds, dressers, night stands, mirrors, desks, bookshelves, hutches, armoires, and correlated modular furniture in a variety of styles, including traditional, contemporary and colonial. The products are priced in the medium to low-medium price ranges and are considered high volume, promotional products to major furniture retailers. The products are marketed under the "Lea Industries," "Charter House,"
                             -2-


          and "Design  Horizons"
          brand names primarily to national and regional chains, independent furniture retailers, national general retailers and department stores. Lea Industries products are manufactured in five plants located in Waynesville, NC, Marion, VA, Chilhowie, VA, and Morristown, TN.

   American Drew  manufactures and sells medium  to high-medium priced wood furniture. The products include various types of wood bedroom furniture (beds, dressers, night stands, mirrors, armoires, and dressing tables), wood dining room furniture (tables, chairs, buffets, chinas, and serving pieces), and wood living room occasional pieces (desks, end tables, coffee tables, entertainment units, wall units, and secretaries). American Drew products are manufactured in three plants located in North Wilkesboro, NC and are sold primarily to major independent furniture retailers, department stores, and regional furniture chains.

   Daystrom Furniture manufactures  and sells kitchen, dinette, dining room, and bar furniture for the home furnishings market. Daystrom products are priced in the medium price range and include tables, chairs, bars and bar stools in contemporary styles that incorporate the use of metal, glass, wicker, and wood construction. Daystrom sells its products primarily to retail furniture chains, independent furniture retailers, department stores, and specialty retail stores. Daystrom operates one manufacturing plant located in South Boston, VA.

   Clayton-Marcus  manufactures  and  sells   a  full  line  of
          upholstered household furniture, including sofas, loveseats, chairs, sleepers, rockers, and other upholstered living room furniture, which sells in the medium and high-medium price ranges. The products are marketed under the "Clayton-Marcus," "American of Martinsville," "Clayton House," and "Marclay Manor" brand names primarily to retail furniture chains, independent furniture retailers and department stores. Clayton-Marcus currently has established galleries with approximately 90 independent furniture stores in the United States, Canada, and Mexico. Clayton-Marcus operates three manufacturing plants in Hickory, NC.

   Barclay Furniture manufactures  and sells moderately  priced upholstered furniture, including sofas, loveseats, chairs, sleepers, and motion furniture styled in contemporary and traditional patterns. The products are considered high volume, promotional items and are sold under the Barclay Furniture name and various private label names. Barclay sells its products primarily to retail furniture chains, department stores, and national general merchandisers. Barclay operates two manufacturing plants located in Sherman, MS and Myrtle, MS.

   American of  Martinsville-Contract is a leading  supplier of guest room furniture to the U.S. hotel/motel industry, and has an expanding contract business overseas. American of Martinsville-Contract has also expanded its business into the health care furniture market for retirement homes and extended care facilities. Additionally, American of Martinsville-Contract sells to certain agencies of the U.S. government and university and college markets.
                             -3-


          American of Martinsville-Contract operates two manufacturing plants located in Martinsville, VA.

   Pennsylvania   House  is   one  of   the  nation's   leading
          manufacturers of American traditional and country residential furniture solid wood furniture and upholstery. The Pennsylvania House product line is priced in the upper-medium price range. Pennsylvania House created and introduced the in-store gallery concept to the furniture retailing industry in 1975, and currently has established galleries with approximately 270 independent furniture retailers in the U.S., Japan and Mexico. To enhance its product lines and galleries, Pennsylvania House also offers its gallery retailers an accessory line of over 3,000 items for sale to their customers. In addition, Pennsylvania House has opened approximately 35 independently owned dedicated showcase stores which offer exclusively Pennsylvania House furniture and accessories. Pennsylvania House operates three manufacturing plants located in Lewisburg, PA, Monroe, NC, and White Deer, PA.

   Brown  Jordan is  a  leading manufacturer  of  high quality, high-priced leisure and outdoor furniture. To expand its market presence, Brown Jordan has begun selling a line of high-medium priced products in the casual furniture market. Brown Jordan's products are designed in wrought aluminum, extruded aluminum, cast aluminum, and wrought iron and include chairs, tables, chaises and outdoor accessories. Brown Jordan sells its products to the residential and hospitality markets primarily through the
          following  distribution  channels:    quality  department stores,
          specialty stores (such as pool and patio shops), interior design-ers, and the commercial contract and hospitality industry both in
          the  United States  and overseas.    Brown Jordan's  products are
          manufactured in facilities  located in El Monte, CA, Newport, AR,
          and  Juarez, Mexico.    On March  1, 1994,  a fire  destroyed the
          wrought iron  manufacturing operations located in  Brown Jordan's
          manufacturing  facility in  Juarez, Mexico.   The  aluminum frame
          operations located in the same facility were not materially affected by the fire. The Company believes that the fire will not have a material financial impact as the Juarez facility was insured for both property and business interruption losses. A new facility for wrought iron manufacturing has been leased and is expected to be in operation during the second quarter of 1994.

   Fournier Furniture manufactures  and markets a complete line of ready-to-assemble ("RTA") furniture including home office and home electronics furniture, kitchen and bedroom furniture, closet organization products, kitchen cabinets and other storage products. The company's products are priced in the lower price ranges and are sold throughout the United States and Canada principally to mass merchandisers, department stores, warehouse clubs, and mail order catalog merchandisers. Fournier Furniture operates one manufacturing facility in St. Paul, VA and has a distribution facility located in Ajax, Ontario, Canada.

   Pilliod  Furniture, acquired  by LADD  on January  31, 1994, manufactures and markets a wide range of promotionally priced contemporary and traditional residential furniture, including master bedroom products, occasional tables, entertainment
          centers,  wall   systems,
                             -4-


          and  dining  room   chinas.    Pilliod
          Furniture's products are marketed under the Pilliod and Symmetry brand names. The majority of Pilliod Furniture's products incorporate simulated wood, stone or other, often high gloss decorative surfaces applied to medium density fiber board or particle board. The Company's products are sold throughout the United States through large volume customers, mainly large furniture chains and outlets. Pilliod Furniture operates three manufacturing facilities in Nichols, SC, Selma, AL, and Swanton, OH.

   Lea Lumber &  Plywood Co. manufactures cut-to-size  plywood, veneer, and wood laminated parts in one plant located in Windsor, NC. Lea Lumber and Plywood's products are sold to furniture manufacturers and manufacturers of pianos, recreational vehicles, kitchen cabinets, and other products requiring laminated wood parts and veneers.

   LADD Transportation,  Inc. operates a modern  fleet of over-
          the-road tractors and trailers that are primarily used to provide transportation services to LADD operating companies and to meet the special needs of LADD's customers. Together with fleets operated by other LADD operating companies, LADD Transportation provides approximately 30% of LADD's out-bound shipping requirements for finished products and also hauls a portion of the Company's in-bound raw materials and supplies. LADD Transportation has received certain contract carrier rights from the Interstate Commerce Commission and markets its transportation services to independent customers.

          Marketing and Major Customers

   The  Company's  operating  entities  generally  market under their own trade names. The general marketing practice followed in the furniture industry and by the Company is to exhibit products at national and regional furniture markets. Internationally, the Company markets its products primarily through LADD International, a corporate marketing unit formed to coordinate the worldwide marketing efforts of LADD's operating companies.

   The Company  also sells its furniture  products directly and through approximately 425 independent sales representatives to a broad variety of customers, including retail furniture chains, national general retailers, department stores, independent furniture retailers, mail order catalog merchandisers, major hotel chains, and various specialty stores and rental companies. The Company currently sells to more than 11,000 furniture customers. No single customer accounted for more than 5% of net sales in 1993. The Company's business is not dependent upon a single customer, the loss of which would have a material effect on the Company.

          Product Design and Development

   Each operating  entity develops and manages  its own product lines. New product groups are introduced at the national or regional furniture markets, and, based upon their acceptance at the markets, the products are either placed into production or withdrawn from


                             -5-


          the market.   Consistent with  industry practice,
          the Company designs and develops new product groups each year, replacing collections or items that are discontinued.

          Raw Materials

   The  most important raw  materials used  by the  Company are hardwood lumber, veneers, upholstery fabrics, plywood, particle board, hardware, finishing materials, glass, steel, steel springs, aluminum, and high pressure laminates. The wood species include cherry, oak, maple, white pine, poplar, and other American species, and imports such as rattan, guatambue and mahogany. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier. However, in 1992 and 1993, dramatic escalation of costs of certain lumber species such as cherry and maple negatively impacted the Company's gross margins.

   The Company's plants are  heated by furnaces using gas, fuel oil, wood waste, and other scrap material as energy sources. The furnaces located at a majority of the wood manufacturing plants have been adapted so that they can use alternate energy sources, and the Company has been able to fuel these furnaces principally by wood wastes. The Company's plants use electrical energy purchased from local utilities. The Company has not experienced a shortage of energy sources and believes that adequate energy supplies will be available for the foreseeable future.

          Patents and Trade Names

   The trade names of  the Company's divisions and subsidiaries represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the industry. The Company owns a number of patents and licenses which are considered to be important to the business, which intellectual properties do not have a limited duration. The Company also has various patents, licenses, and trademarks none of which are considered material to the Company's business. In January 1994, the Company began the transfer of tradenames and certain other intellectual property to a wholly owned subsidiary, Cherry Grove, Inc., to better manage those intellectual properties.

          Inventory Practices, Order Backlog and Credit Practices

   The Company  generally schedules production  of its  various groups based upon orders on hand. Manufacturing efficiencies and investment in inventories are, therefore, directly related to the current volume of orders. The Company, and the industry generally, honors cancellation of orders made prior to shipment. The Company's backlog of unshipped orders believed to be firm at 1993 fiscal year end was approximately $80.6 million, as compared to $80.2 million at 1992 fiscal year end. Generally, orders in the backlog are shipped during the following 12 months. The Company's businesses as a whole are not subject to significant seasonal variations. The business of Brown Jordan, however, is heavily seasonal with
                             -6-


          inventories being built in the winter months and sales concentrated in the March - June time frame.

          Competition

   The residential  furniture market is highly  competitive and includes a large number of manufacturers, none of which dominate the market. Industry estimates indicate that there are over 1,500 manufacturers of all types of furniture in the United States. Competition within the market for wood, metal and upholstered furniture occurs principally in the areas of style or design, quality, price, and service. Some of these include manufacturers of furniture types not manufactured by the Company. According to industry data, the Company believes it is the fourth largest manufacturer of residential furniture in the United States.

   In recent  years, foreign imports of  finished furniture and component parts have increased. Although some of the imported products compete with products manufactured and marketed by the Company, other than in its Daystrom Furniture operating division, the Company has not experienced any significant negative impact. Where appropriate, the Company has capitalized upon the cost advantages of importing selected component parts and a limited number of finished products but is not dependent upon any foreign sources. The Company currently (including the operations of Pilliod Furniture) imports approximately $17.2 million of finished furniture and unfinished furniture parts.

   In addition, Brown Jordan operates a manufacturing  facility in Juarez, Mexico. The Company estimates production in its Mexican facility costs 25% to 40% less than comparable domestic production principally because of lower labor and overhead costs at the Mexican facility.

          Governmental Regulations

   The Company's operations must meet extensive federal, state, and local regulatory standards in the areas of safety, health, and environmental pollution controls. Historically, these standard's have not had any material adverse effect on the Com-pany's sales or operations. The Company believes that its plants are in compliance in all material respects with all applicable federal, state, and local laws and regulations concerned with environmental protection. See "Legal Proceedings" regarding the status of environmental proceedings in which the Company is involved.

   The furniture  industry  anticipates increased  federal  and state regulation, particularly for emissions from furniture paint and finishing operations and wood dust levels in manufacturing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of compliance with these new standards on the Company's opera-tions or costs of compliance.
                             -7-

          Employees

   The  Company  employed  approximately  7,700  persons  as of
          March 1, 1994.   Substantially all of the employees were employed
          on a full-time basis.

   Employees at  six Company plants are  represented by various
          labor  unions.    The Company  is  not  aware  of any  organizing
          activity at any of its other plants. The Company considers its relations with its employees to be good.

          Export Sales


   In  1993,  the Company's  export  sales  increased to  $40.6 million (approximately 7.8% of 1993 net sales), an increase of 39% from export sales in 1992 of $29.3 million (approximately 5.9% of 1992 net sales). The Company's export sales in 1991 were $12.5 million, or approximately 2.9% of 1991 net sales. None of the Company's assets are dedicated solely to export sales.

          ITEM 2.   Properties

   LADD and  its operating  companies operate  27 manufacturing facilities, of which 26 facilities, approximately 6,900,000 square feet, are owned, and one facility, approximating 125,000 square feet is leased. These facilities range in size from approximately 20,000 square feet to approximately 785,000 square feet. Five of the manufacturing facilities (approximately 1.8 million aggregate square feet) are subject to encumbrances associated with industrial revenue bond financings, the outstanding balances of which aggregated approximately $8.0 million at January 1, 1994. The Company believes that each of the current manufacturing plants are suitable and adequate for the particular production conducted at that plant. During fiscal 1993, the Company estimates that its plants operated at approximately 80% of total capacity on an aggregate basis. In addition, the Company owns three warehouse facilities aggregating approximately 340,000 square feet and leases seven warehouse facilities aggregating approximately 840,000 square feet. The Company has one idle manufacturing facility located in Kenbridge, VA which is held for sale. The Company's manufacturing facilities are located in North Carolina, Alabama, Arkansas, California, Mississippi, Pennsylvania, Ohio, South Carolina, Tennessee, Virginia and Mexico. The Company leases its corporate offices, which aggregate approximately 38,000 square feet, in High Point, North Carolina.

   The Company believes that its manufacturing, warehouse and office space is well maintained for its intended purposes. Although the closure of any particular Company facility may be disruptive to that particular operating entity's business, it would not be materially adverse to the Company's operations.

   The  Company normally  operates all  of its  furniture manu-
          facturing  facilities from  a one  shift  per day,  five-day week
          basis.   Increasingly,  certain  departments  and facilities  are

                             -8-

          operated on a multi-shift basis. The plywood and ready-to-assemble manufacturing facilities are typically operated on a three shifts per day and two shifts per day, five-day week basis, respectively.

   The  Company also  leases  and maintains  showrooms  in High
          Point, NC, Dallas, TX, Atlanta, GA, Chicago, IL, Miami, FL, Washington, DC, Los Angeles and San Francisco, CA, New York, NY, and Ontario, Canada, and retail stores in Topeka and Shawnee, KS.

   The Company owns rights to cut timber on approximately 526 acres of undeveloped timberland in eastern North Carolina.

   The Company owns substantial quantities of woodworking, sewing and metalworking equipment located in its various plants. The Company considers its present equipment to be adequate, well-maintained, and generally modern.

   The Company currently owns 16 tractors and 26 trailers and leases an additional 97 tractors and 307 trailers.

          ITEM 3.   Legal Proceedings

   The Company is involved in routine litigation from time to time in the regular course of its business. In the opinion of the Company, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or of which any of its property is subject.

   The   Company  and  its  operating  entities  presently  are
          involved in the following environmental proceedings:

   1.   Brown  Jordan's  California manufacturing  facility  is
          located in El Monte, California in the San Gabriel Valley Ground-water Basin. The Basin has been designated by the United States Environmental Protection Agency ("EPA") and the State of California as a Superfund Site. Although no administrative or judicial enforcement action has been taken by the EPA or applicable California authorities, the State of California is seeking to identify potentially responsible parties ("PRPs") and has ordered certain tests to be conducted by Brown Jordan in connection with their investigation. Such tests have been completed and no future activities are currently scheduled. The Company is currently negotiating with applicable authorities in the State of California to settle Brown Jordan's involvement in this matter. Under the terms of the Asset Purchase Agreement with Maytag Corporation ("Maytag"), dated June 1, 1989 ("the Maytag Agreement"), the Company's liabilities in the matter are limited to the first $200,000 of costs for off-site liabilities and $1,000,000 of costs for on-site liabilities.

   2. American Drew, a division of the Company, has been identified as a PRP by the EPA in connection with the EPA's clean-up efforts at the Caldwell Systems Incinerator
                             -9-

          ("CSI") in
          Lenoir, North Carolina. American Drew is one of several hundred companies thus far identified in connection with the site and it is anticipated that several hundred more PRPs will eventually become involved. While the preliminary clean-up costs are estimated to be as high as $3,000,000, American Drew's share of clean-up costs is estimated to be less than $50,000 because of the large number of PRPs, the relative amount of waste apparently sent to the CSI facility by American Drew, and the information thus far available. The PRPs have organized themselves and are negotiating with the EPA with respect to the site. No litigation has been commenced, and at the present time none is anticipated. Given the inherent uncertainties in such matters, it is nevertheless possible that American Drew's ultimate share could exceed the estimated $50,000.

   3. Plants 1 and 4 of Clayton-Marcus Company, Inc., a wholly-owned subsidiary of the Company ("Clayton-Marcus"), have been identified as PRPs by the EPA in connection with the EPA's clean-up efforts at the Caldwell Systems Incinerator in Lenoir, North Carolina. Clayton-Marcus is one of several hundred companies thus far identified in connection with the site. As discussed in paragraph 2 above, the PRPs have organized themselves and are negotiating with the EPA with respect to the site. No litigation has been commenced, and at the present time, none is anticipated.

   4. The Company's former subsidiary, The Gunlocke Company ("Gunlocke"), has been named as a PRP by the New York Department of Environmental Conservation ("NYDEC") with respect to the Prattsburg Landfill in Tonawanda, New York. NYDEC has to date not pursued Gunlocke concerning this matter. Instead, the NYDEC has obtained from Steuben County a signed Consent Order for a remedial investigation and feasibility study and a remedy for the landfill. Nevertheless, this action does not preclude the possibility that the NYDEC, Steuben County or other third parties may subsequently make claims against Gunlocke and other PRPs regarding this matter. Under the terms of the Maytag Agreement, the Company's liabilities are limited to $200,000 for all off-site liabilities in the aggregate.

   5.   Manifest show that No. 2 diesel fuel impacted soil  was
          sent by the Redd Level, Virginia plant of American of Martinsville, a division of a subsidiary of the Company, to the Seaboard Chemical Corporation treatment, storage and disposal facility in Jamestown, North Carolina. The Seaboard Chemical site is currently subject to remedial action under the jurisdiction of the State of North Carolina. The Company has been named as one of over 100 PRPs for this site. The group representing the PRPs was contacted with regard to participation by American of Martinsville as a de minimis buyout participant for the removal phase of the work at the site. On February 8, 1993, the Company participated in the de minimis buyout by signing the appropriate documents and paying its buyout share of approximately $2,300. It is not known at this time if additional phases will be involved.

   6. The former facility of Pilliod Furniture, Inc., a subsidiary of the Company acquired in January 1994 ("Pilliod"), located in Meridian, Mississippi was identified as a PRP with respect to the Diaz Refinery disposal site in Diaz, Arkansas. This site is currently
                             -10-


          subject  to remedial  action  under the
          jurisdiction of the State of Arkansas. Over 700 PRPs have been identified in connection with this site. A trust fund for remediation of the site has been established by the PRP Committee, and PRPs have been assessed based on the volume of waste they sent to the site. As of October 1992, Pilliod had been assessed a total of approximately $15,000. No additional monetary assessments were collected from the PRPs during 1993. Although a major portion of the site remediation and environmental assessment has already been completed and paid for by the PRPs, additional assessment and possible long-term monitoring or corrective action measures may be required. Since Pilliod sent a relatively small volume of waste to the site, its future contributions for remediation are expected to be relative to this volume.

   7.   In  July 1993,  Pilliod's  Swanton,  Ohio facility  was
          served with a Complaint and Notice of Opportunity for Hearing from the EPA, Region 5 alleging several reporting and record keeping violations of Title III of the Superfund Amendments and Reauthorization Act, also known as the Emergency Planning and Community Right-To-Know Act of 1986 ("EPCRA"). The total proposed civil penalty for the alleged violations is approximately $68,000. The settlement of this matter continues to be negotiated with the EPA by counsel for Pilliod.

   8. With respect to all expenses incurred by the Company arising in connection with the following items in excess of $50,000 in the aggregate, the Company will claim indemnification from Maytag pursuant to the terms of the Maytag Agreement:

        (i)  In December 1991, Gunlocke was served with  a
   Complaint and Notice  of Opportunity  for Hearing  from
   the EPA,  Region  II  alleging several  record  keeping
   violations  with respect  to PCBs  for various  periods
   between July 2, 1978 through December 31, 1978, and the
   years  1979 through  1988.   The  total  proposed civil
   penalty for the alleged violations is $54,600.  Counsel
   has  been retained  to negotiate a  possible settlement
   with the EPA.  The  settlement of this matter continues
   to  be  negotiated with  the  EPA.   A  recent  federal
   guideline  regarding  recordkeeping  and  reporting has
   resulted  in   a  re-evaluation  by  the   EPA  of  the
   situation.   The  EPA  has  not yet  responded  to this
   penalty reduction effort.

        (ii) Gunlocke has been identified by the NYDEC as a generator of wastes which may have been disposed of at the Bath Landfill in Bath, New York. The NYDEC is currently gathering information from waste generators and transporters which may have sent wastes to the landfill, and on February 12, 1993, Gunlocke responded to an information request letter from the NYDEC.

        (iii)     Gunlocke has been  named as a PRP at the
   Rose Chemicals Superfund  Site in  Missouri.   Gunlocke
   has participated as a member of the de minimis buyout group of PRPs. On September 2, 1992, the EPA signed an


                             -11-


   Unilateral  Order.   The PRP  group  Steering Committee
   subsequently entered into negotiations with the EPA and an Amended Order was issued on December 3, 1992. On
   December 24, 1992, the PRP group Steering Committee entered into an Affirmative Response stating that the group would comply with the Amended Order and complete the remediation. During 1993, a final work plan was submitted to the EPA for approval and the PRP Group anticipates that final remediation will begin in the spring of 1994.

        (iv) Pennsylvania House and  a former  subsidiary,
   The Kittinger Company ("Kittinger"), have been named as
   PRPs by the EPA for the Envirotek II Superfund Site  in
   Tonawanda, New York according to a notice issued by the
   EPA  on  January  9,  1990.    Pennsylvania  House  and
   Kittinger were  operated as a single  entity during the
   late 1980's.    Both Pennsylvania  House and  Kittinger
   shipped hazardous  materials  to the  site  during  the
   period in question, which materials were to be properly
   disposed of by an independent contractor.  Pennsylvania
   House and Kittinger are represented on the PRP Steering
   Committee.   The EPA  and the PRPs have  entered into a
   consent  order   and  the  removal   action  under  the
   supervision of the EPA has been substantially completed
   pursuant to the order.  Pennsylvania House's de minimis
   involvement  in  this  stage  of  the  matter has  been
   settled.   The  Company remains  involved on  behalf of
   Kittinger and Pennsylvania  House as to possible future
   remedial  action   not  covered  by   the  de   minimis
   settlement.      The    final   allocation    financial
   responsibility for  the initial  phase of  the clean up
   within  the  PRP   group  has  been  decided  with  the
   allocation for Kittinger determined to be approximately
   $2,100. Removal activities are substantially complete at the site, but it is not known at this time if the EPA or NYDEC will require further remediation.

        (v)  The NYDEC has  notified the PRP Group for the
   Envirotek II  matter of an investigation  of the Roblin
   Steel  complex within  which the  Envirotek II  site is
   located.  The  second PRP group,  made up  primarily of
   PRPs in Envirotek  II, including Pennsylvania House and
   Kittinger,  has   been  formed  to  respond.     It  is
   anticipated that the Roblin Steel PRP group will undertake a limited remedial investigation in an effort to demonstrate there is relatively limited impact on the overall site as a result of conditions at Envirotek
   II.

        (vi) The EPA has alleged that the operators at the
   Envirotek II site transported waste to the second site,
   known as Envirotek I.  A PRP group, including Kittinger
   and   Pennsylvania  House,  has  been   formed  and  is
   preparing a response for the EPA.

        (vii)     The  EPA  is  currently  investigating a
   site at York  Haven, York County, Pennsylvania.   A PRP
   group  has  organized   to  respond  to  the  EPA,
                             -12-


   and Pennsylvania House has been identified by the PRP group as a de minimis party having shipped 0.01506% of the total quantity of hazardous waste to the site on June
   18, 1984.  Pennsylvania House's de minimis  involvement
   for the  clean up  of  the site  will be  settled  with
   payment  of   its  allocated   share  of  approximately
   $11,100. The first payment of approximately $5,600 was paid on December 29, 1993, and the remaining balance
   will be  due in 12  months from  this date.   This is a
   final settlement for de minimis settlors with the remaining PRPs conditionally indemnifying de minimis
   settlors.   The EPA is  continuing to  remove tanks and
   drums  from  the   site.    A  remedial   investigation
   feasibility study report has not been prepared at this time.

   The Company is cooperating fully with government authorities in each of these matters.

          ITEM 4.   Submission of Matters to a Vote of Security Holders

   No such matters were submitted to security holders of the Company in the fourth quarter of fiscal year 1993.

                           PART II

          ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

   The stock price data and common dividends per share and the Stock Listing Information which appear on pages 26 and 31, respectively, of the LADD Furniture, Inc. Annual Report to Share-holders for 1993, are incorporated by reference in this Form 10-K Annual Report.

   There were approximately 885 security holders of record of the Company's common stock as of March 4, 1994.

          ITEM 6.   Selected Financial Data

   The summary of selected financial data for each of the periods in the five-year period ended January 1, 1994, which appears on page 26 of the LADD Furniture, Inc. Annual Report to Shareholders for 1993, is incorporated by reference in this Form 10-K Annual Report.

          ITEM 7.   Management's  Discussion  and  Analysis   of  Financial
        Condition and Results of Operations

   Management's discussion and analysis of financial condition and results of operations for the years ended January 1, 1994, January 2, 1993, and December 28, 1991, which appears on pages 27 to 30 of the LADD Furniture, Inc. Annual Report to Shareholders for 1993, is incorporated by reference in this Form 10-K Annual Report.

          ITEM 8.   Financial Statements and Supplementary Data

   The consolidated financial statements, together with the independent auditors' report thereon of KPMG Peat Marwick dated February 11, 1994, and the selected quarterly data, appearing on pages 9 to 25 and page 31, respectively, of the accompanying LADD Furniture, Inc. Annual Report to Shareholders for 1993 are incorporated by reference in this Form 10-K Annual Report.

   With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the LADD Furniture, Inc. Annual Report to Shareholders for 1993 is not to be deemed filed as part of this report.

          ITEM 9.   Changes  in  and  Disagreements  With   Accountants  on
        Accounting and Financial Disclosure

   No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1993 and 1992.


                           PART III

   Part III is omitted as the Company intends to file with the Commission within 120 days after the end of the Company's fiscal year a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors.

          ITEM 10.  Directors and Executive Officers of the Registrant

   See reference to definitive proxy statement under Part III.


          ITEM 11.  Executive Compensation

   See reference to definitive proxy statement under Part III.

          ITEM 12.  Security  Ownership of  Certain  Beneficial Owners  and
        Management

   See reference to definitive proxy statement under Part III.

          ITEM 13.  Certain Relationships and Related Transactions

   See reference to definitive proxy statement under Part III.

                           PART IV

          ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                    Page in
                                                 Annual Report*

          (a) The following documents are filed as part of this report:

   (1)  Financial Statements

        Consolidated Statements of Operations for the
        years ended January 1, 1994, January 2, 1993,
        and December 28, 1991 . . . . . . . . . . . . . . 10

        Consolidated Balance Sheets  as of January 1,
        1994 and January 2, 1993  . . . . . . . . . . .   11

        Consolidated Statements of Cash Flows for the
        years ended January 1, 1994, January 2, 1993,
        and December 28, 1991 . . . . . . . . . . . . . . 12

        Consolidated   Statements  of   Shareholders'
        Equity for the  years ended January 1,  1994,
        January 2, 1993, and December 28, 1991  . . . . . 13

        Notes to Consolidated Financial Statements  .  14-25

        Independent Auditors' Report  . . . . . . . . . .  9

   *Incorporated by reference from the indicated pages of the LADD Furniture,
    Inc. Annual Report to Shareholders for 1993.

   (2)  Index to Financial Statement Schedules:


        Independent Auditors' Report  . . . . . . . . . . . F-1

        For the years ended January 1, 1994, January
        2, 1993, and December 28, 1991

           V - Property, Plant and Equipment  . . . . . . . F-2
          VI - Accumulated Depreciation
               of Property, Plant and Equipment   . . . . . F-3
        VIII - Valuation and Qualifying Accounts and Reserves F-4
           X - Supplementary Earnings Statement Information F-5

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)  List of Executive Compensation Plans

        LADD Furniture, Inc. 1994 Incentive Stock
        Option Plan

        Employee Restricted Stock Purchase Agreements for all directors and the named executive officers of the registrant as required by
        Item 402(a)(2) of Regulation S-K

        LADD Furniture, Inc. Supplemental Retirement
        Income Plan

        LADD Furniture, Inc. Long-Term Incentive Plan

        LADD Furniture, Inc. 1994 Management
        Incentive Plan

          (b) No reports on Form 8-K were filed in the last quarter of fiscal 1993.

          (c)  Exhibits

        3.   Articles of Incorporation and Amendments.

        (Previously filed as Exhibit 10 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 29, 1990, filed with the Commission on March 28, 1991)

             Bylaws (as amended February 25, 1993)

        (Previously filed as Exhibit 3 to Item 14 of the Company's Annual Report on Form 10-K for the year ended January 2, 1993, filed with the Commission on March 30, 1993)

        10.  LADD Furniture, Inc. 1994 Incentive
             Stock Option Plan

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Don A. Hunziker dated February 28,
             1991

             Employee Restricted Stock Purchase
             Agreement between the Company and
             O. William Fenn, Jr. dated February
             28, 1991

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Richard R. Allen dated February 28,
             1991

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Fred L. Schuermann, Jr. dated
             February 28, 1991

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Gerald R. Grubbs, dated February
             28, 1991

        (Previously filed as Exhibit 10 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 29, 1990, filed with the Commission on March 28, 1991)

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Don A. Hunziker dated June 20, 1991

        (Previously filed as Exhibit 10 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 28, 1991, filed with the Commission on March 26, 1992)


             Employee Restricted Stock Purchase
             Agreement between the Company and

             Richard R. Allen dated February 25,
             1993

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Gerald R. Grubbs dated February 25,
             1993

             Employee Restricted Stock Purchase
             Agreement between the Company and
             Fred L. Schuermann, Jr. dated
             February 25, 1993

             Employee Restricted Stock Purchase
             Agreement between the Company and
             William S. Creekmuir dated
             February 25, 1993

        (Previously filed as Exhibit 10 to Item 14 to the Company's Annual Report on Form 10-K for the year ended January 2, 1993, filed with the Commission on March 30, 1993)

        Enclosed as Exhibits 10.1 - 10.4 to this
        Annual Report on Form 10-K for the year ended
        January 1, 1994.

        10.1 Employee Restricted Stock Purchase
             Agreement between the Company and
             Richard R. Allen dated February 24,
             1994

        10.2 Employee Restricted Stock Purchase
             Agreement between the Company and
             Gerald R. Grubbs dated February 24,
             1994

        10.3 Employee Restricted Stock Purchase
             Agreement between the Company and
             Fred L. Schuermann, Jr. dated
             February 24, 1994

        10.4 Employee Restricted Stock Purchase
             Agreement between the Company and
             William S. Creekmuir dated
             February 24, 1994

             Asset Purchase Agreement, dated as
             of June 1, 1989, among the Company,
             Maytag Corporation, The BJC Company
             and The Gunlocke Company


        (Previously filed as Exhibit 10(a) to the Company's Current Report on Form 8-K, dated as of June 1, 1989, filed with the Securities and Exchange Commission on June 2, 1989)

             First Amendment and Waiver to Asset
             Purchase Agreement, dated as of
             July 7, 1989, by and among the
             Company, Pennsylvania House, Inc.,
             The McGuire Furniture Company, The
             Kittinger Company, Charter
             Furniture, Inc., Brown Jordan
             Company and The Gunlocke Company, a
             North Carolina corporation, and
             Maytag Corporation, The Gunlocke
             Company, a Delaware corporation,
             and The BJC Company

        (Previously filed as Exhibit 10 to the
        Company's Current Report on Form 8-K, filed with the Commission on July 21, 1989, as amended by Form 8 filed with the Commission on September 18, 1989.)

             Agreement of Purchase and Sale,
             dated as of September 30, 1989,
             together with the First Amendment,
             among the Company, The Gunlocke
             Company and HON Industries, Inc.

             Agreement of Purchase and Sale,
             dated as of November 7, 1989, among
             the Company, The McGuire Furniture
             Company and Kohler Interiors Group,
             Ltd.

             LADD Furniture, Inc. Supplemental
             Retirement Income Plan

        (Previously filed as Exhibit 10 to the
        Company's Annual Report on Form 10-K, for the year ended December 30, 1989, filed with the Commission on March 30, 1990.)

             Agreement of Purchase and Sale
             dated as of June 22, 1990, together
             with the first Amendment, among the
             Company, The Kittinger Company, and
             USC Industries, Inc.

        (Previously filed as Exhibit 10 to the
        Company's Annual Report on Form 10-K, for the year ended December 30, 1989, filed with the Commission on March 30, 1990.)

             LADD Furniture, Inc. Long-Term
             Incentive Plan

        (Previously filed as Exhibit 10 to the
        Company's Annual Report on Form 10-K, for the year ended December 29, 1990, filed with the Commission on March 28, 1991.)

             Credit Agreement, dated as of
             January 15, 1993, between the
             Company, The Chase Manhattan Bank
             (National Association) as agent,
             and each of the banks signatory to
             the Credit Agreement

             Form of Term Loan Note of the
             Company in the aggregate principal
             amount of $45,000,000

             Form of Revolving Credit Loan Note
             of the Company issued in the
             aggregate principal amount of
             $85,000,000

        (All previously filed as Exhibit 10 to the Company's Annual Report on Form 10-K, for the year ended January 2, 1993, filed with the Commission on March 30, 1993.)

             Transfer and Administrative
             Agreement dated January 28, 1994
             between Enterprise Funding
             Corporation, LADD Furniture, Inc.,
             and Clayton-Marcus Company, Inc.,
             Barclay Furniture Co. and LADD
             Transportation, Inc., as designated
             subsidiaries.

             Receivables Purchase Agreement
             dated January 28, 1994, between
             Clayton-Marcus Company, Inc.,
             Barclay Furniture Co. and LADD
             Transportation, Inc.

             Letter Agreement, dated January 28,
             1994, between the Company and The
             Chase Manhattan Bank, N.A.

             Form of Promissory Note of the
             Company dated January 28, 1994 to
             The Chase Manhattan Bank, N.A. in
             the aggregate principal amount of
             $20,000,000.

        (Previously filed as Exhibits 99.1, 99.2,
        99.3 and 99.4 to the Company's Current Report on Form 8-K dated January 31, 1994, filed with the Commission on February 14, 1994.)

        Enclosed as Exhibits 10.5 - 10.8 to this
        Annual Report on Form 10-K for this year ended January 1, 1994

        10.5 Letter Agreement dated February 28,
             1994 between the Company and PNC
             Bank, National Association

        10.6 Form of Line of Credit Note of the
             Company dated February 28, 1994 to
             PNC Bank, National Association in
             the aggregate principal amount of
             $15,000,000

        10.7 Form of Guaranty and Suretyship
             Agreement dated February 28, 1994
             between PNC Bank, National
             Association and Pennsylvania House,
             Inc., Brown Jordan Company,
             Clayton-Marcus Company, Inc., LADD
             Contract Sales Corporation,
             Fournier Furniture, Inc., Barclay
             Furniture Co., American Furniture
             Company, Incorporated, Pilliod
             Furniture, Inc. and Lea Industries,
             Inc. (a North Carolina corporation)

        10.8 1994 Management Incentive Plan

        Enclosed as Exhibit 13.1 to this Annual
        Report on Form 10-K for the year ended
        January 1, 1994.

        13.1 1993 Annual Report to Shareholders

        22.  Subsidiaries of Registrant

             American Drew, Inc., a North Carolina corporation

             American Furniture Company, Incorporated, a
          Virginia corporation

             Barclay Furniture Co., a Mississippi corporation

             Brown Jordan Company, a North Carolina corporation

             Cherry Grove, Inc., a Delaware
             corporation

             Clayton-Marcus Company, Inc., a North Carolina corporation

             Fournier Furniture, Inc., a North Carolina corporation

             Kenbridge Furniture, Inc., a North Carolina corporation

             LFI Capital Management, Inc., a Delaware corporation

             LADD Transportation, Inc., a North Carolina corporation

             Lea Industries, Inc., a North Carolina corporation

             Lea Industries, Inc., a Tennessee corporation

             Lea Industries, Inc., a Virginia corporation

             Lea Lumber and Plywood Co., a Virginia corporation

             LADD Contract Sales Corporation, a North Carolina corporation

             LADD International Sales Corp., a U.S. Virgin
          Islands corporation


             Pennsylvania House, Inc., a North Carolina corporation

             Pilliod Furniture, Inc., a North Carolina corporation

        Enclosed as Exhibit 24.1 to this Annual
        Report on Form 10-K for the year ended
        January 1, 1994.

        24.1 Consent of KPMG Peat Marwick

                          SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.
                                 LADD FURNITURE, INC.

                                 (Registrant)

                                 By s/William S. Creekmuir             3/31/94
                                    William S. Creekmuir               (Date)
                                    Senior Vice President, Chief
                                    Financial Officer, Secretary, and
                                    Treasurer (Principal Financial
                                    Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

          s/Don A. Hunziker                        3/31/94      s/Richard  R. Allen               3/31/94
          Don A. Hunziker                            (Date)     Richard R. Allen                   (Date)
          Director                                              Chairman of the Board, President and
                                                                Chief Executive Officer and Director

          s/O. William Fenn, Jr.                    3/31/94     s/Daryl B. Adams                 3/31/94
          O. William Fenn, Jr.                        (Date)    Daryl B. Adams                    (Date)
          Director                                              Vice President, Corporate Controller,
                                                                Assistant Secretary, and Assistant
                                                                Treasurer (Principal Accounting Officer)

          s/Thomas F. Keller                        3/31/94     s/Gerald R. Grubbs              3/31/94
          Thomas F. Keller                            (Date)    Gerald R. Grubbs                 (Date)
          Director                                              Vice Chairman of the Board and
                                                                Director

          s/William B. Cash                         3/31/94     s/James H. Corrigan, Jr.        3/31/94
          William B. Cash                             (Date)    James H. Corrigan, Jr.            (Date)
          Director                                              Director

          s/Fred L. Schuermann, Jr.                3/31/94      s/William S. Creekmuir         3/31/94
          Fred L. Schuermann, Jr.                    (Date)     William S. Creekmuir             (Date)
          Executive Vice President,                             Senior Vice President, Chief
          Assistant Secretary and                               Financial Officer, Secretary, and
          Director                                              Treasurer (Principal Financial Officer)



                             -23-



                                                                                          Schedule V
                                    LADD FURNITURE, INC. AND SUBSIDIARIES
                                         Property, Plant and Equipment
                                        (dollar amounts in thousands)


                                  Balance at    Additions in     Other                             Balance at
                                 beginning of  acquisition of additions at              Transfers   end of
         Description                 year         business        cost     Retirements     (b)        year



  Year ended January 1, 1994:
    Land and improvements         $  5,717            -            235           (60)          -     5,892
    Buildings and improvements      60,689            -          5,373          (212)          -    65,850
    Machinery and equipment         62,276            -         12,379        (1,658)          -    72,997
    Construction in progress         5,587            -          6,679 (a)        -            -    12,266

                                  $134,269            -         24,666        (1,930)          -   157,005


  Year ended January 2, 1993:
    Land and improvements         $  5,231           383           169           (66)          -     5,717
    Buildings and improvements      58,686         1,164         1,247          (408)          -    60,689
    Machinery and equipment         56,262         1,036         5,455          (506)          29   62,276
    Construction in progress         3,432            -          2,155 (a)        -            -     5,587

                                  $123,611         2,583         9,026          (980)          29  134,269

  Year ended December 28, 1991:
    Land and improvements         $  5,254            -              4           (34)           7    5,231
    Buildings and improvements      55,895            -          2,670          (172)         293   58,686
    Machinery and equipment         52,908            -          5,031        (2,376)         699   56,262
    Construction in progress         3,588            -           (156)(a)        -            -     3,432

                                  $117,645            -          7,549        (2,582)         999  123,611
  Notes:
       (a) Represents net increase (decrease) in construction in progress.
       (b) Represents cost of property, plant and equipment transferred from (to) property, plant and equipment held for sale.



                                                                                              Schedule VI
                                 LADD FURNITURE, INC. AND SUBSIDIARIES
                    Accumulated Depreciation of Property, Plant, and Equipment
                                    (dollar amounts in thousands)
                                                         Additions
                                          Balance at     charged to                               Balance at
                                         beginning of     cost and                     Transfers    end of
         Description                         year         expense       Retirements       (a)        year



  Year ended January 1, 1994:
    Land and improvements                  $   426            72               -            -          498
    Buildings and improvements              17,542         3,314             (213)          -       20,643
    Machinery and equipment                 32,692         7,122           (1,447)          -       38,367

                                           $50,660        10,508           (1,660)          -       59,508


  Year ended January 2, 1993:
    Land and improvements                  $   362            64               -            -          426
    Buildings and improvements              14,903         2,793             (154)          -       17,542
    Machinery and equipment                 26,687         6,294             (317)          28      32,692

                                           $41,952         9,151             (471)          28      50,660


  Year ended December 28, 1991:
    Land and improvements                  $   262            63               -            37         362
    Buildings and improvements              12,213         2,725             (152)         117      14,903
    Machinery and equipment                 22,411         5,995           (1,373)        (346)     26,687

                                           $34,886         8,783           (1,525)        (192)     41,952



  Note:
       (a) Represents accumulated depreciation on property, plant and equipment transferred from (to)
           property,plant and equipment held for sale.




                                                                                         Schedule   VIII

                                     LADD FURNITURE, INC. AND SUBSIDIARIES
                                Valuation and Qualifying Accounts and Reserves

                                         (dollar amounts in thousands)
                                                           Charged
                                           Balance at     (credited)      Charged to               Balance at
                                          beginning of   to costs and   other accounts Deductions    end of
          Description                         year         expenses          (a)           (b)        year


   Year ended January 1, 1994:
     Doubtful receivables                   $2,763          2,056              -         (1,503)      3,316
     Discounts                                  23             -  (c)          -            (23)          0
     Returns and allowances                    731            131 (c)          -             -          862

                                            $3,517          2,187              -         (1,526)      4,178



   Year ended January 2, 1993:
     Doubtful receivables                   $4,937          3,309             408        (5,891)      2,763
     Discounts                                  23              - (c)          -             -           23
     Returns and allowances                    914           (183)(c)          -             -          731

                                            $5,874          3,126             408        (5,891)      3,517



   Year ended December 28, 1991:
     Doubtful receivables                   $2,344          6,989              -         (4,396)      4,937
     Discounts                                  18              5 (c)          -             -           23
     Returns and allowances                    552            362 (c)          -             -          914

                                            $2,914          7,356              -         (4,396)      5,874



   Notes:
         (a) Represents initial reserves of acquired business.
         (b) Represents uncollectible receivables written-off, net of recoveries.
         (c) Represents net increase (decrease) in required reserve.



                                                            Schedule X



                        LADD FURNITURE, INC. AND SUBSIDIARIES

                     Supplementary Earnings Statement Information
                            (dollar amounts in thousands)




          Year ended January 1, 1994
            Maintenance and repairs                           $7,634

            Advertising costs                                 $9,869


          Year ended January 2, 1993
            Maintenance and repairs                           $6,844

            Advertising costs                                 $8,732


          Year ended December 28, 1991
            Maintenance and repairs                           $6,330

            Advertising costs                                 $7,357
            Amortization expense                              $4,407




          Other items required in this schedule are not shown since they did not exceed one percent of net sales.