Form 10-K/A
period 1994-01-01
LADD FURNITURE INC
filed 1994-04-04
CIK 721669

SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C. 20549
                                             FORM 10-K/A-1

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

          Item 14 of Form 10-K is hereby amended as follows:

          ITEM 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (c)  Exhibits

          Enclosed in its entirety, as amended, as Exhibit 13.1 to this amended Annual Report on Form 10-K/A-1 for the year ended January 1, 1994.

   13.1 1993 Annual Report to Shareholders

   The 1993 Annual Report to Shareholders is hereby amended to reflect the correction of a typographical error in the first line of the third full paragraph on page 28 thereof.

                          SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934 and Rule 12b-15 promulgated thereunder, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LADD FURNITURE, INC.
                                 (Registrant)


                                 By s/William S. Creekmuir     4/4/94
                                    William S. Creekmuir       (Date)
                                    Senior Vice President, Chief
                                    Financial Officer, Secretary, and
                                    Treasurer (Principal Financial
                                    Officer)