Form 10-Q
period 1994-04-02
LADD FURNITURE INC
filed 1994-05-16
CIK 721669

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.   20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




       For Quarter Ended April 2, 1994             Commission File No. 0-11577



                                 LADD FURNITURE, INC.
                (Exact name of registrant as specified in charter)


            North Carolina                                  56-1311320

       (State or other juris-                         (I.R.S. Employer
        diction of incorpora-                          Identification No.)
        tion or organization)

       One Plaza Center, Box HP-3, High Point, North Carolina   27261-1500
        (Address of principal executive offices)                 (Zip Code)


       Registrants' telephone number, including area code:   (910) 889-0333

                                _____________________


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   x                 No

                                ______________________


       As of May 10, 1994 there were 23,082,852 shares of Common Stock ($.10 par value) of the registrant outstanding.

                       PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                   LADD FURNITURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For the thirteen weeks ended April 2, 1994 and April 3, 1993
                  (Amounts in thousands, except share data)
                                (Unaudited)

                                             13 Weeks Ended

                                        April 2,        April 3,
                                         1994            1993
Net sales                            $  139,039        136,128
Cost of sales                           113,455        111,244
        Gross profit                     25,584         24,884
Selling, general and
    administrative expenses              21,569         20,606
        Operating income                  4,015          4,278
Other deductions (income):
    Interest expense                      1,634          1,391
    Other, net                              (48)           (72)
                                          1,586          1,319

        Earnings before income taxes      2,429          2,959
Income tax expense                          774          1,209
        Net earnings                 $    1,655          1,750

Net earnings per common share        $     0.07           0.08

Weighted average number of
    common shares outstanding        23,066,506     23,033,538

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        April 2, 1994 and January 1, 1994
                    (Amounts in thousands, except share data)

                                                               ASSETS
                                                         April 2,
                                                          1994       January 1,
                                                       (Unaudited)     1994*
Current assets:
      Cash                                           $    2,389       1,350
      Trade accounts receivable, less allowances
          for doubtful receivables, discounts,
          returns and allowances of $5,040 and $4,178,
          respectively (Note 4)                          64,365      72,975
      Inventories (Note 2)                              116,311     100,639
      Prepaid expenses and other current assets          11,284       6,110
                    Total current assets                194,349     181,074
Property, plant and equipment, net                      113,580      97,497
Intangible and other assets, net                         82,787      57,166
                                                     $  390,716     335,737

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current installments of long-term debt          $   7,730       5,815
      Short-term bank borrowings (Note 5)                17,450           -
      Trade accounts payable                             29,338      23,414
      Accrued expenses and other current liabilities     35,377      28,841
                    Total current liabilities            89,895      58,070
Long-term debt, excluding current installments          130,635     105,257
Deferred compensation and other liabilities               2,722       3,405
Deferred income taxes                                    16,360      18,902
                    Total liabilities                   239,612     185,634
Shareholders' equity:
      Preferred stock of $100 par value. Authorized
          500,000 shares; no shares issued                    -           -
      Common stock of $.10 par value. Authorized
          50,000,000 shares; issued 23,086,959 and
          23,062,262 shares, respectively                 2,309       2,306
      Additional paid-in capital                         49,443      49,186
      Currency translation adjustment                      (170)       (170)
      Retained earnings                                 100,530      99,568
                                                        152,112     150,890
      Less unamortized value of restricted stock         (1,008)       (787)
                    Total shareholders' equity          151,104     150,103
                                                      $ 390,716     335,737

*Derived from the Company's 1993 Annual Report.

                        LADD FURNITURE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the thirteen weeks ended April 2, 1994 and April 3, 1993
                               (Amounts in thousands)
                                    (Unaudited)

                                                              13 Weeks Ended

                                                           April 2,    April 3,
                                                             1994        1993
Cash flows from operating activities:
      Net earnings                                          $ 1,655       1,750
      Adjustments to reconcile net earnings to net
          cash used in operating activities:
            Depreciation of property, plant and equipment     3,145       2,407
            Amortization                                        707         625
      Provision for losses on trade accounts receivable         797         422
            Gain on sales of property, plant and equipment     (180)        (55)
            Provision for deferred income taxes                 (92)       (671)
      Increase (decrease) in deferred compensation
        and other liabilities                                  (683)        383
      Change in assets and liabilities, net of effects
              from purchase of Pilliod Furniture in 1994
                Increase in trade accounts receivable        (4,440)    (13,313)
                Increase in inventories                      (3,524)     (5,272)
        (Increase) decrease in prepaid expenses
          and other current assets                           (3,455)        121
                Decrease in trade accounts payable           (1,518)       (444)
                Increase in accrued expenses and other
                    current liabilities                       4,589       1,225
            Total adjustments                                (4,654)    (14,572)
            Net cash used in operating activities            (2,999)    (12,822)

Cash flows from investing activities:
      Acquisition of Pilliod Furniture, net of cash
          acquired (Note 3)                                 (23,847)          -
      Additions to property, plant and equipment            (10,096)     (4,363)
      Proceeds from sales of property, plant and equipment      207          95
      Additions to other assets                                (158)       (532)
            Net cash used in investing activities           (33,894)     (4,800)

Cash flows from financing activities:
      Proceeds from long-term borrowings                     27,217      18,650
      Proceeds from short-term bank borrowings               17,450           -
      Proceeds from sales of trade accounts receivable       24,000           -
      Principal payments of long-term debt                  (30,064)       (692)
      Proceeds from common stock issued                          22          66
      Dividends paid                                           (693)       (692)
            Net cash provided by financing activites         37,932      17,332
Effect of exchange rate changes on cash                           -          32
            Net increase (decrease) in cash                   1,039        (258)
Cash at beginning of period                                   1,350       1,826
Cash at end of period                                       $ 2,389       1,568

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                $ 1,473         544
    Cash paid during the period for income taxes                377         451

                       LADD FURNITURE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Amounts in thousands, except share data)


                                                                       Currency            Unamortized
                                      Number                Additional   trans-              value of      Total
                                    of shares     Common     paid-in     lation   Retained  restricted  shareholders'
                                     issued       stock     capital   adjustment  earnings   stock        equity

BALANCE AT JANUARY 2, 1993         23,019,631     $ 2,302     48,681      (89)    98,489       (659)    48,724

      Shares issued in connection
          with incentive stock
          option plan                  11,668           1         90        -          -          -         91

      Shares issued in connection
          with and amortization of
          employee restricted
          stock awards                 30,963           3        415        -          -       (128)       290

      Currency translation
      adjustment                            -           -          -      (81)         -          -        (81)

      Net earnings                          -           -          -        -      3,846          -      3,846

      Dividends paid                        -           -          -        -     (2,767)         -     (2,767)

BALANCE AT JANUARY 1, 1994         23,062,262       2,306     49,186     (170)    99,568       (787)   150,103
      Shares issued in connection
          with incentive stock
          option plan                   2,344           -         19        -          -          -         19

      Repurchase of restricted
          stock                       (14,317)         (1)      (125)       -          -        125         (1)

      Shares issued in connection
          with and amortization of
          employee restricted
          stock awards                 36,670           4        363        -          -       (346)        21

      Net earnings                          -           -          -        -      1,655          -      1,655

      Dividends paid                        -           -          -        -       (693)         -       (693)
BALANCE AT APRIL 2, 1994
      (UNAUDITED)                  23,086,959     $ 2,309     49,443     (170)   100,530      (1,008)   151,104

       Notes:
       (1)  Quarterly Financial Data

            The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.

       (2)  Inventories

            A summary of inventories follows (in thousands):


                                                    April 2,      January 1,
                                                     1994           1994
            Inventories on the FIFO
             cost method:

              Finished goods                    $    63,893          55,881
              Work in process                        20,936          19,277
              Raw materials and supplies             43,210          37,183
               Total inventories on
                  the FIFO cost method              128,039         112,341

            Less adjustments of certain inven-
             tories to the LIFO cost method         (11,728)        (11,702)

                                                $   116,311         100,639



       (3)  Acquisition of Pilliod Furniture

            On January 31, 1994, the Company acquired The Pilliod Cabinet Company (Pilliod), a manufacturer of promotional priced casegoods furniture, by purchasing all of the common stock of its parent company, Pilliod Holding Company, for $24,257,000 million cash (including acquisition expenses), the repayment of Pilliod debt of $29,893,000 million, and the assumption of other long-term debt of $247,000. The excess of cost over fair value of the net assets acquired was approximately $31,134,000 and will be amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and accordingly, the net assets and operations of Pilliod have been included in the Company's consolidated financial statements beginning on the acquisition date.

            The following unaudited pro forma data presents the combined first quarter 1994 and 1993 results of operations of the Company and Pilliod as though the acquisition had occurred on January 3, 1993, giving effect to depreciation and amortization of assets on the accounting basis recognized in recording the purchase, the interest
                                         -6-
            on funds  used  to effect  the  purchase, and  excluding
            certain non-recurring expenses of Pilliod during 1993 (in thousands, except per share data).

                                                    April 2,       April 3,
                                                     1994           1993

             Net sales                          $    146,699        157,789
             Net earnings                              1,934          2,539
             Net earnings per common share      $       0.08           0.11


       (4)  Accounts Receivable Securitization Program

            On January 31, 1994, the Company sold ownership interest in a defined pool of trade accounts receivable for $20,000,000, the proceeds of which were used to partially finance the Pilliod acquisition - see Note 3. Under the agreement, which expires in January 1995, the maximum amount of the purchaser's investment can be $30,000,000 and is subject to change based on the level of eligible receivables and concentrations of receivables. At April 2, 1994 the defined pool of trade accounts receivable totaled approximately $34,791,000 and the purchaser's investment totaled $24,000,000. The net cash proceeds are reported as financing activities in the accompanying 1994 first quarter consolidated statement of cash flows. The purchaser's investment is reflected as a reduction of trade accounts receivables in the accompanying April 2, 1994 consolidated balance sheet. The Company will retain substantially the same risk of credit loss as if the receivables had not been sold. The total cost of the program is included in selling, general and administrative expense in the accompanying 1994 first quarter consolidated statement of operations. A portion of the cost of the accounts receivable sale program is based on the purchaser's level of investment and borrowing costs.


       (5)  Short-term Bank Borrowings

            During the first quarter of 1994, the Company established unsecured short-term bank credit lines aggregating $35,000,000, of which $17,450,000 was outstanding at April 2, 1994. These short-term bank credit lines expire on January 27, 1995 and February 28, 1995. The credit lines bear interest at rates selected by the Company of LIBOR (3.94% at April 2, 1994) plus 1 1/8%, prime (6.25% at April 2, 1994) or at a lesser rate based on availability of bank funds. The Company pays commitment fees ranging from 0.25% to 0.375% on the unused portion of the short-term bank credit lines.

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

        Results of Operations
           The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
        Operations:

                                                    13 Weeks Ended
                                                       April 2,   April 3,
                                                       1994       1993
            Net sales                               100.0%     100.0
            Cost of sales                            81.6       81.7
                 Gross profit                       18.41        8.3

            Selling, general and
               administrative expenses               15.5         15.2
                 Operating income                     2.9         3.1

            Other deductions:
               Interest expense                       1.2         1.0
               Other, net                            (0.1)      (0.1)
                                                      1.1         0.9
                 Earnings before income
                   taxes                              1.8         2.2
            Income tax expense                         .6          .9
                 Net earnings                         1.2%        1.3

        The Company's 1994 first quarter operating results were influenced by the acquisition of Pilliod on January 31, 1994. The results of operations of the newly acquired furniture company are included in the Company's consolidated financial statements from the date of acquisition - see Note 3.

            Net sales for the first quarter of 1994 increased to $139.0 million, the second highest sales quarter in the Company's history, from $136.1 million during the first quarter of 1993. The sales increase of 2.1% from the first quarter of 1993 and 12.2% from the fourth quarter of 1993 was primarily attributable to the acquisition of Pilliod. The increase in sales over 1993's first quarter sales resulting from the Pilliod acquisition was partially offset by the discontinuance of certain American of Martinsville residential casegoods product lines during the second half of 1993 and declines in first quarter 1994 sales of higher-priced casegoods and lower-priced upholstery products.

            Cost of sales as a percentage of net sales decreased slightly to 81.6% in the first quarter of 1994 from 81.7% in the first quarter of 1993, increasing the gross profit margin to 18.4% from 18.3% for the same period of 1993. This year's first quarter gross margin was comparable to the year-earlier quarter's margin which was heavily impacted by winter weather. This year's first quarter, however, was lower than expected due to the production interruptions caused by 1994's January and February winter storms. LADD's manufacturing locations in Mississippi, North Carolina, Pennsylvania, Tennessee and Virginia experienced weather-related production down time during the first quarter of 1994. Also, certain casegoods companies scheduled downtime to control inventory levels.

            Selling, general and administrative (SG&A) expenses increased to 15.5% of net sales for the first quarter of 1994, from 15.2% for the same period in 1993. The percentage increase was primarily due to costs associated with the accounts receivable securitization program implemented during 1994's first quarter - see Note 4. The increase in total SG&A dollars for the first quarter of 1994 in comparison with the first quarter of 1993 was due to the inclusion of Pilliod for the two months in 1994.

            Other deductions were 1.1% of net sales for the first quarter of 1994 compared to 0.9% for the same period in 1993. The increase was primarily attributable to an increase in interest expense due to the partial funding of the $54.0 million Pilliod acquisition with long and short-term bank borrowings.

            The  decrease in  the Company's  effective income  tax  rate from
        40.9% in 1993's first quarter to 31.9% in the first quarter of 1994 was in part due to tax planning strategies implemented late in 1993 to reduce the Company's state income taxes. Additionally, the reduction in the effective income tax rate was impacted by utilizing a portion of net operating loss carryforwards of Pilliod as well as the Company's capital loss carryforwards.

            For the first quarter of 1994, the Company had net earnings of $1.7 million, or $.07 per share, compared with $1.8 million, or $.08 per share, in the year-earlier period.

        Liquidity and Capital Resources

            The Company's current ratio at April 2, 1994 was 2.2 to 1 compared to 3.1 to 1 at January 1, 1994. Net working capital totaled $104.5 million at April 2, 1994 compared to $123.0 million at January 1, 1994. The decrease in working capital and the decrease in the current ratio were primarily attributable to an increase in short-term bank borrowings used for the Pilliod acquisition and a decrease in trade receivables resulting from the accounts receivable securitization program - See Note 4.

            During the first three months of 1994, the Company generated cash from net earnings plus depreciation and amortization of $5.5 million compared to $4.8 million in 1993. The cash generated in 1994 and 1993's first quarters were utilized to partially fund increases in working capital of $8.3 million and $17.7 million, respectively.

            During the first three months of 1994, capital spending totaled a record $10.1 million compared to $4.4 million during the same period in 1993. Capital expenditures were funded largely from the operations of the Company and borrowings under the Company's existing long-term and short-term revolving credit lines. A majority of the capital spending during the first quarter of 1994 was to complete capital projects which were initiated in the prior fiscal year.

            During the first quarter of 1994, the Company increased long-term borrowings by $27.0 million. These incremental borrowings were used principally to fund the Pilliod acquisition and the quarter's capital expenditures. The Company had outstanding long-term borrowings of $130.6 million at April 2, 1994, representing 43.4% of total capitalization, compared to $105.3 million or 37.9% at January 1, 1994. On January 28, 1994 and February 28, 1994, the Company entered into unsecured one-year revolving lines of credit with two banks of $20.0 million and $15.0 million, respectively, both of which bear interest at rates at or below the Company's long-term credit facility. The Company intends to refinance borrowings under the short-term lines during 1994. At April 2, 1994, the Company had $17.4 million in outstanding short-term borrowings and $17.6 million in unused and available short-term revolving bank credit lines to meet future cash requirements.

                             PART II.  OTHER INFORMATION


        Item 5.  Other Information
                 None



        Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits
                     None
                 (b) Reports on Form 8-K
                     During the quarter, the Company filed a Form 8-K report dated February 14, 1994 reporting under Item 2 it's acquisition of all of the outstanding stock of Pilliod Holding Company. The Form 8-K report did not include the financial information required under Item 7 since
                     audited   financial  statements   for   Pilliod  for  the
                     period   ended     January   31,  1994   were   not  yet
                     available   and  acquisition  accounting   was  not  yet
                     finalized.   On April 8,  1994 the Company  filed a Form
                     8-K/A-1  amending  the Form  8-K  report to  include the
                     audited   financial   statements  for   Pilliod  Holding
                     Company for the nine months ended January 31, 1994 and proforma financial data reflecting the combination of the Company and Pilliod as if the acquisition had occurred January 3, 1993.

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LADD Furniture, Inc.



        Date:  May 16, 1994               By:  s/William S. Creekmuir
                                               William S. Creekmuir
                                               Senior Vice President
                                               and Chief Financial Officer