Form 10-Q
period 1994-07-02
LADD FURNITURE INC
filed 1994-08-16
CIK 721669

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the Quarter Ended July 2, 1994                 Commission File No. 0-11577



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

                      ______________________


As of August 11, 1994 there were 23,096,557 shares of Common
Stock ($.10 par value) of the registrant outstanding.

                                PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                                LADD FURNITURE, INC. AND SUBSIDIARIES

                                Consolidated Statements of Operations

                                For the thirteen weeks and twenty-six weeks ended July 2, 1994 and July 3, 1993

                                (Amounts in thousands, except per share data)

                                (Unaudited)


                                     13 Weeks Ended        26 Weeks Ended
                                 July 2,     July 3,     July 2,     July 3,
                                   1994        1993        1994        1993
Net sales                     $   153,182     133,840     292,221     269,968

Cost of sales                     122,657     107,328     236,112     218,572

    Gross profit                   30,525      26,512      56,109      51,396

Selling, general and
  administrative expenses          23,996      21,252      45,565      41,858

    Operating income                6,529       5,260      10,544       9,538

Other deductions (income):
  Interest expense                  2,206       1,374       3,840       2,765
  Other, net                          524         (79)        476        (151)
                                    2,730       1,295       4,316       2,614

    Earnings before income taxes    3,799       3,965       6,228       6,924

Income tax expense                  1,094       1,615       1,868       2,824

    Net earnings              $     2,705       2,350       4,360       4,100

Net earnings per common share $      0.12        0.10        0.19        0.18


Weighted average number of
  common shares outstanding        23,087      23,060      23,077      23,047


                              LADD FURNITURE, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                              July 2, 1994 and January 1, 1994
                              (Amounts in thousands, except share data)

                               ASSETS
                                                  July 2,
                                                   1994          January 1,
                                                (Unaudited)        1994 *
Current assets:
   Cash                                            $   1,436            1,350
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $4,397 and $4,178,
     respectively (Note 4)                            57,259           72,975
   Inventories (Note 2)                              121,766          100,639
   Prepaid expenses and other current assets          11,164            6,110

          Total current assets                       191,625          181,074

Property, plant and equipment, net                   117,780           97,497
Intangible and other assets, net                      84,968           57,166


                                                   $ 394,373          335,737

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt          $   7,704            5,815
   Short-term bank borrowings (Note 5)                22,650                -
   Trade accounts payable                             29,445           23,414
   Accrued expenses and other current liabilities     35,477           28,841

          Total current liabilities                   95,276           58,070

Long-term debt, excluding current installments       126,967          105,257
Deferred compensation and other liabilities            2,739            3,405
Deferred income taxes                                 16,253           18,902

          Total liabilities                          241,235          185,634

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                      -                -
   Common stock of $.10 par value. Authorized
     50,000,000 shares; issued 23,093,557 and
     23,062,262 shares, respectively                   2,309            2,306
   Additional paid-in capital                         49,495           49,186
   Currency translation adjustment                      (232)            (170)
   Retained earnings                                 102,543           99,568
                                                     154,115          150,890
   Less unamortized value of restricted stock           (977)            (787)

          Total shareholders' equity                 153,138          150,103
                                                   $ 394,373          335,737

* Derived from the Company's 1993 Annual Report.

                                LADD FURNITURE, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows

                   For the thirteen weeks ended July 2, 1994 and July 3, 1993

                                   (Amounts in thousands)

                                   (Unaudited)

                                                             26 Weeks Ended
                                                         July 2,      July 3,
                                                          1994         1993
Cash flows from operating activities:
   Net earnings                                       $     4,360         4,100
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
      Depreciation of property, plant and equipment         6,621         4,881
      Amortization                                          1,600         1,263
      Provision for losses on trade accounts receivable     1,473           861
      Gain on sales of property, plant and equipment         (155)         (172)
      Provision for deferred income taxes                    (199)         (438)
      Increase (decrease) in deferred compensation and
        other liabilities                                    (667)        1,009
      Change in assets and liabilities, net of effects
       from purchase of Pilliod Furniture in 1994
        Increase in trade accounts receivable              (5,508)       (9,434)
        Increase in inventories                            (9,803)       (7,712)
        (Increase) decrease in prepaid expenses and
          other current assets                             (3,052)           73
        Decrease in trade accounts payable                 (1,411)       (3,742)
        Increase in accrued expenses and other
          current liabilities                               4,531           584

      Total adjustments                                    (6,570)      (12,827)

      Net cash used in operating activities                (2,210)       (8,727)

Cash flows from investing activities:
   Acquisition of Pilliod Furniture, net of cash
     acquired (Note 3)                                    (23,847)            -
   Additions to property, plant and equipment             (17,817)      (11,359)
   Proceeds from sales of property, plant and equipment       295           239
   Additions to other assets                                 (606)         (660)

      Net cash used in investing activities               (41,975)      (11,780)

Cash flows from financing activities:
   Proceeds from long-term borrowings                      27,217        21,650
   Proceeds from short-term bank borrowings                22,650             -
   Proceeds from sales of trade accounts receivable        31,000             -
   Principal payments of long-term debt                   (35,171)         (848)
   Proceeds from common stock issued                           22            83
   Dividends paid                                          (1,385)       (1,383)

      Net cash provided by financing activities             44,333        19,502

Effect of exchange rate changes on cash                       (62)           10

      Net increase (decrease) in cash                          86          (995)

Cash at beginning of period                                 1,350         1,826

Cash at end of period                                 $     1,436           831



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest            $     3,703         2,011
  Cash paid during the period for income taxes              1,367         1,860


                              LADD FURNITURE, INC. AND SUBSIDIARIES
                         Consolidated Statements of Shareholders' Equity
                            (Amounts in thousands, except share data)


                                                               Currency              Unamortized
                             Number                Additional     trans-                 value of       Total
                           of shares     Common     paid-in       lation     Retained   restricted  shareholders'
                             issued      stock      capital     adjustment   earnings     stock         equity

BALANCE AT JANUARY 2, 1993   23,019,631 $  2,302       48,681          (89)    98,489        (659)       148,724

   Shares issued in connection
     with incentive stock
     option plan                 11,668        1           90            -          -            -            91

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                30,963        3          415            -          -        (128)           290

   Currency translation
   adjustment                        -         -            -          (81)         -            -            (81)

   Net earnings                      -         -            -            -      3,846            -          3,846

   Dividends paid                    -         -            -            -     (2,767)           -         (2,767)

BALANCE AT JANUARY 1, 1994   23,062,262    2,306       49,186         (170)    99,568         (787)       150,103

   Shares issued in connection
     with incentive stock
     option plan                  2,344       -            19            -          -              -             19

   Repurchase of restricted
     stock                      (18,424)     (1)        (170)           -          -          170               (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                47,375       4          460            -          -         (360)             104

   Currency translation
   adjustment                     -          -            -          (62)         -            -              (62)

   Net earnings                   -          -            -            -      4,360            -            4,360

   Dividends paid                 -          -            -            -     (1,385)           -           (1,385)

BALANCE AT JULY 2, 1994
   (UNAUDITED)              23,093,557   $  2,309       49,495      (232)   102,543          (977)        153,138


Notes:
(1)  Quarterly Financial Data


     The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.

(2)  Inventories

     A summary of inventories follows (in thousands):


                                             July 2,       January 1,
                                              1994           1994
     Inventories on the FIFO
      cost method:

       Finished goods                    $    69,369          55,881
       Work in process                        21,612          19,277
       Raw materials and supplies             45,472          37,183
        Total inventories on
           the FIFO cost method              136,453         112,341

     Less adjustments of certain inven-
      tories to the LIFO cost method         (14,687)        (11,702)

                                         $   121,766         100,639


(3)  Acquisition of Pilliod Furniture

     On January 31, 1994, the Company acquired The Pilliod Cabinet Company, a manufacturer of promotional priced casegoods furniture, by purchasing all of the common stock of its parent company, Pilliod Holding Company (Pilliod),
     for    $24,257,000  million  cash  (including  acquisition
     expenses), the repayment of Pilliod debt of $29,893,000 million, and the assumption of other long-term debt of $247,000. The excess of cost over fair value of the net assets acquired was approximately $32,629,000 and will be amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and accordingly, the net assets and operations of Pilliod have been included in the Company's consolidated financial statements beginning
     on    the  acquisition  date.    Valuations  assigned  are
     preliminary and subject to change.

     The following unaudited pro forma data presents the combined second  quarter  and  six  months  1994  and 1993 results of
     operations   of  the  Company  and  Pilliod  as  though  the
     acquisition had occurred on January 3, 1993, giving effect to depreciation and amortization of assets on the accounting basis recognized in recording the purchase, the interest on funds used to effect the purchase, and excluding certain non-recurring expenses of Pilliod during 1993 (in thousands, except per share data).

                                  13 Weeks Ended     26 Weeks Ended
                                 July 2,  July 3,   July 2,  July 3,
                                  1994     1993      1994     1993

      Net sales                 $153,182  154,635   299,881  312,424
      Net earnings                 2,705    3,107     4,639    5,645
      Net earnings per
       common share             $   0.12     0.13      0.20     0.24

     During the second quarter of 1994, management of the Company became  aware  of a potential error in the inventory balances
     of  Pilliod.   An internal review of Pilliod's  inventories  is
     in progress which management believes will be completed during the third quarter of 1994. Information currently available indicates that the error also existed in the inventory balances included in the January 31, 1994 audited consolidated financial statements of Pilliod and that inventory balances may have been overstated by approximately $1.4 million. Accordingly, management currently believes an adjustment reducing inventory and increasing excess of cost over fair value of the net assets acquired will ultimately be required. The effect of this adjustment would not have a material impact  on the 1994 consolidated statements of operations of
     the  Company.    Additionally,  the  net  earnings  and  net
     earnings per common share included in the unaudited pro forma combined financial data of the Company and Pilliod for the prior year thirteen and twenty-six week periods ended July 3, 1993 may ultimately be reduced should it be determined that the inventory error arose during either of those periods.

(4)  Accounts Receivable Securitization Program

     On January 31, 1994, the Company sold ownership interest in a defined pool of trade accounts receivable for $20,000,000, the proceeds of which were used to partially finance the Pilliod acquisition - see Note 3. Under the agreement (as amended on May 11, 1994) which expires in January 1995, the maximum amount of the purchaser's investment can be $40,000,000 and is subject to change based on the level of eligible receivables and concentrations of receivables. At July 2, 1994 the pool of trade accounts receivable which met specified eligibility requirements for sale totaled approximately $43,951,000 and the purchaser's investment totaled $31,000,000. The net cash proceeds are reported as financing activities in the accompanying consolidated statement of cash flows for the twenty-six weeks ended July 2, 1994. The purchaser's investment is reflected as a reduction of trade accounts receivables in the accompanying July 2, 1994 consolidated balance sheet. The Company retains substantially the same risk of credit loss as if the receivables had not been sold and has made allowance for such loss. The total cost of the program is included in selling, general and
                               -7-
     administrative  expense  in  the
     accompanying 1994 second quarter and six months consolidated statements of operations. A portion of the cost of the accounts receivable sale program is based on the purchaser's level of investment and borrowing costs.


(5)  Short-term Bank Borrowings

     During the first quarter of 1994, the Company established unsecured short-term bank credit lines aggregating $35,000,000, of which $22,650,000 was outstanding at July 2, 1994. These short-term bank credit lines expire on January 27, 1995 and February 28, 1995. The credit lines bear interest at rates selected by the Company of LIBOR (4.94% at July 2, 1994) plus 1 1/8%, prime (7.25% at July 2, 1994) or at a lesser rate based on availability of bank funds. The Company pays commitment fees ranging from 0.25% to 0.375% on the unused portion of the short-term bank credit lines.

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

        Results of Operations
           The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
        Operations:

                                  13 Weeks Ended          26 Weeks Ended
                                  July 2,   July 3,      July 2,   July 3,
                                  1994       1993         1994      1993

        Net sales                  100.0%    100.0%       100.0%    100.0%
        Cost of sales               80.1      80.2         80.8      81.0
            Gross profit            19.9      19.8         19.2      19.0
        Selling, general and
          administrative expenses   15.6      15.9         15.6      15.5

            Operating income         4.3       3.9          3.6       3.5
        Other deductions
          Interest expense           1.4       1.0          1.3       1.0
          Other, net                  .4       -             .2       -
                                     1.8       1.0          1.5       1.0
       Earnings before income
              taxes                  2.5       2.9          2.1       2.5
      Income tax expense              .7       1.2           .6       1.0
          Net earnings               1.8%      1.7%         1.5%      1.5%


            The Company's 1994 second quarter and six months operating results were influenced by the acquisition of Pilliod on January 31, 1994. Pilliod's results of operations are included in the Company's consolidated financial statements from the date of acquisition - see
        Note 3.

            Net sales for the second quarter and first six months of 1994 were $153.2 million and $292.2 million, respectively, compared with $133.8 million and $270.0 million during the comparable 1993 periods. Net sales in 1994 increased from prior year levels by 14.5% for the second quarter and 8.2% for the year-to-date. On a pro forma basis assuming the acquisition of Pilliod took place at the beginning of fiscal year 1993, net sales in 1994 would have decreased from prior year levels by 0.9% for the second quarter and by 4.0% for the year-to-date. The decrease in pro forma six months 1994 net sales was primarily due to the discontinuance of certain American of Martinsville residential casegoods product lines during the second half of 1993; declines in 1994 export sales to Canada attributable to weakness in the Canadian dollar against the U.S. dollar; shipments under a large export contract to the Mideast in 1993 which did not reoccur in the first half of 1994; and a decline in 1994 sales of lower-priced upholstery products.

            Cost of sales as a percentage of net sales decreased slightly to 80.1% for the second quarter of 1994 and to 80.8% for the year-to-
        date,  compared  to 80.2%  and 81.0%,  respectively,  in 1993.   This
        decrease resulted in an increase in the gross profit margins to 19.9% for the second quarter and 19.2% for the year to date, from 19.8% and 19.0%, respectively, in 1993. Gross margins, however, continue to be negatively impacted by high prices for hardwood lumber and increased particleboard prices, as well as promotional discounting of sales prices.
            Selling, general and administrative (SG&A) expenses remained comparable with prior periods. SG&A expenses were 15.6% of net sales for the second quarter of 1994 from 15.9% for the same period in 1993, while first half SG&A expenses increased to 15.6% of net sales in 1994 as compared to 15.5% in 1993.

            Other deductions were 1.8% of net sales for the second quarter and 1.5% for the first six months of 1994, compared to 1.0% for the same periods in 1993. The increase in other deductions was primarily attributable to an increase in interest expense due to the partial funding of the $54.0 million Pilliod acquisition with long and short-term bank borrowings (see Note 3), coupled with an increase in interest rates. Additionally, amortization expense increased as a result of the Pilliod acquisition.

            The decrease in the Company's effective income tax rate from 40.8% in 1993's first six months to 30.0% in the first six months of 1994 was in part due to tax planning strategies implemented late in 1993 to reduce the Company's state income taxes. Additionally, the effective income tax rate was favorably impacted by utilizing a portion of both Pilliod's net operating loss carryforwards and the Company's capital loss carryforwards.

            Net earnings were $2.7 million, or $.12 per share, for the second quarter of 1994, compared with $2.3 million, or $.10 per share for the same quarter of 1993. First half net earnings were $4.4 million, or $.19 per share for 1994, compared with $4.1 million, or $.18 per share, for 1993.


        Liquidity and Capital Resources

            The  Company's  current ratio  at  July  2,  1994  was 2.0  to  1 compared to 3.1 to 1 at January 1, 1994. Net working capital totaled $96.3 million at July 2, 1994 compared to $123.0 million at January 1, 1994. The decline in the current ratio and the decrease in net working capital were primarily attributable to an increase in short-term bank borrowings of $22.7 million and the sale of $31.0 million of trade accounts receivables through the Company's accounts receivable securitization program (see Notes 4 and 5). The proceeds of these transactions were both used principally to finance the Pilliod acquisition.

            During the first six months of 1994, the Company generated cash from net earnings plus depreciation and amortization of $12.6 million compared to $10.2 million in 1993. The cash generated in 1994 and 1993's first half of the year was utilized to partially fund increases in working capital of $15.2 million and $20.2 million, respectively.

            During the first six months of 1994, capital spending totaled a record $17.8 million compared to $11.4 million during the same period in 1993. Capital expenditures were funded largely from operations and borrowings under the Company's long-term and short-term revolving credit lines. A majority of the capital spending during the first six months of 1994 was to complete capital projects initiated in 1993 and early 1994.

            During the first six months of 1994, the Company increased long-term borrowings by $27.2 million. These incremental borrowings were used principally to fund the Pilliod acquisition and the first six month's capital expenditures. The Company had outstanding long-term borrowings of $127.0 million at July 2, 1994, representing 42.5% of total capitalization, compared to $105.3 million or 37.9% at January 1, 1994. At July 2, 1994, the Company had $12.3 million in unused and available short-term revolving bank credit lines to meet future cash requirements.

                             PART II.  OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders of the Company was held in High Point, North Carolina on April 28, 1994. Of the 23,082,996 shares of common stock outstanding on the record date, 19,596,012 shares were present in person or by proxy. Those shares were voted on the following matters as set forth below:

                 A.  Election of Directors:

                     Richard R. Allen              Gerald R. Grubbs
                     For:             19,563,857   For:            19,563,957
                     Abstentions/                  Abstentions/
                     Withhold Authority:  32,155   Withhold Authority: 32,055
                     Broker Non-Votes:         0   Broker  Non-Votes:       0

                     William B. Cash               Don A. Hunziker
                     For:             19,341,825   For:             19,563,757
                     Abstentions/                  Abstentions/
                     Withhold Authority: 254,187   Withhold Authority:  32,255
                     Broker Non-Votes:         0   Broker Non-Votes:         0

                     James H. Corrigan, Jr.        Thomas F. Keller
                     For:             19,564,257   For:              19,563,457
                     Abstentions/                  Abstentions/
                     Withhold Authority:  31,755   Withhold Authority:  32,555
                     Broker Non-Votes:         0   Broker Non-Votes:         0

                     O. William Fenn, Jr           Fred L. Schuermann, Jr.
                     For:             19,563,457   For:              19,564,057
                     Abstentions/                  Abstentions/
                     Withhold Authority:  32,555   Withhold Authority:  31,955
                     Broker Non-Votes:         0   Broker Non-Votes:         0

                 B. Proposal to ratify the election of KPMG Peat Marwick as independent auditors of the Company for 1994:

                     For:             19,553,112
                     Against:             12,963
                     Abstentions:         29,937
                     Broker Non-votes:         0




                 C. Proposal to approve the LADD Furniture, Inc. 1994 Incentive Stock Option Plan:

                     For:             16,775,881
                     Against:          1,393,021
                     Abstentions:         63,344
                     Broker Non-votes: 1,363,766

        Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits
                     10.1 LADD Furniture,  Inc. 1994  Incentive Stock  Option
                          Plan

                     10.2 Amendment  Number 2 to  Transfer and Administration
                          Agreement dated as of May 11, 1994, between Enterprise Funding Corporation, LADD Furniture, Inc., and Clayton-Marcus Company, Inc., Barclay Furniture, Co., LADD Transportation, Inc., and Pilliod Furniture, Inc., as designated subsidiaries

                     10.3 Amendment Number 1 to Receivables Purchase
                          Agreement dated as of May 11, 1994, between LADD
                          Furniture,  Inc.,  Clayton-Marcus   Company,  Inc.,
                          Barclay Furniture, Co., LADD Transportation, Inc., and Pilliod Furniture, Inc.

                     10.4 Form of Amendment dated as of July 1, 1994 to the
                          Credit Agreement, dated as of January 15, 1993, between the Company, The Chase Manhattan Bank (National Association) as agent, and each of the banks signatory to the Credit Agreement

                 (b) Reports on Form 8-K
                     During the quarter, the Company filed a Form 8-K/A-1 dated April 8, 1994 amending the Form 8-K report dated February 14, 1994 which reported under Item 2 the Company's acquisition of all of the outstanding stock of Pilliod Holding Company. The Form 8-K/A-1 included the audited financial statements for Pilliod Holding Company for the nine months ended January 31, 1994 and pro forma
                     financial  data  reflecting   the  combination  of   the
                     Company and Pilliod as if the acquisition had occurred January 3, 1993.

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LADD Furniture, Inc.



        Date:  August 16, 1994            By:  s/William S. Creekmuir
                                               William S. Creekmuir
                                               Senior Vice President
                                               and Chief Financial Officer