Form 10-Q
period 1994-10-01
LADD FURNITURE INC
filed 1994-11-15
CIK 721669

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.   20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




       For the Quarter Ended October 1, 1994       Commission File No. 0-11577



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




       As of November 11, 1994 there were 23,096,557 shares of Common Stock ($.10 par value) of the registrant outstanding.

                                 PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                                 LADD FURNITURE, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Operations

For the thirteen weeks and thirty-nine weeks ended Oct. 1, 1994 and Oct. 2,
1993

                                 (Amounts in thousands, except per share data)

                                 (Unaudited)



                                    13 Weeks Ended     39 Weeks Ended
                                 Oct. 1,   Oct. 2,   Oct. 1,   Oct. 2,
                                   1994      1993      1994      1993

Net sales                      $ 153,182   127,297   445,403   397,265

Cost of sales                    123,640   104,905   359,752   323,477

    Gross profit                  29,542    22,392    85,651    73,788

Selling, general and
  administrative expenses         23,562    19,907    69,127    61,765

    Operating income               5,980     2,485    16,524    12,023

Other deductions (income):
  Interest expense                 2,328     1,379     6,168     4,144
  Other, net                         445       (34)      921      (185)
                                   2,773     1,345     7,089     3,959

    Earnings before income taxes   3,207     1,140     9,435     8,064

Income tax expense                   962       709     2,830     3,533

    Net earnings               $   2,245       431     6,605     4,531

Net earnings per common share  $    0.10      0.02      0.29      0.20


Weighted average number of
  common shares outstanding       23,096    23,060    23,083    23,051

                              LADD FURNITURE, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                              October 1, 1994 and January 1, 1994
                              (Amounts in thousands, except share data)


                               ASSETS
                                                        October 1,
                                                           1994     January 1,
                                                        (Unaudited)   1994 *

Current assets:
   Cash                                               $     3,646       1,350
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $4,389 and $4,178,
     respectively (Note 4)                                 59,857      72,975
   Inventories (Note 2)                                   120,168     100,639
   Prepaid expenses and other current assets               12,322       6,110

          Total current assets                            195,993     181,074

Property, plant and equipment, net                        121,364      97,497
Intangible and other assets, net                           84,856      57,166


                                                      $   402,213     335,737

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt             $     9,009       5,815
   Short-term bank borrowings (Note 5)                     25,600           -
   Trade accounts payable                                  31,953      23,414
   Accrued expenses and other current liabilities          37,010      28,841

          Total current liabilities                       103,572      58,070

Long-term debt, excluding current installments            125,782     105,257
Deferred compensation and other liabilities                 2,989       3,405
Deferred income taxes                                      15,049      18,902

          Total liabilities                               247,392     185,634

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                           -           -
   Common stock of $.10 par value. Authorized
     50,000,000 shares; issued 23,096,557 and
     23,062,262 shares, respectively                        2,310       2,306
   Additional paid-in capital                              49,516      49,186
   Currency translation adjustment                           (192)       (170)
   Retained earnings                                      104,095      99,568
                                                          155,729     150,890
   Less unamortized value of restricted stock                (908)       (787)

          Total shareholders' equity                      154,821     150,103
                                                      $   402,213     335,737


* Derived from the Company's 1993 Annual Report.

                                   LADD FURNITURE, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows

            For the thirty-nine weeks ended Oct. 1, 1994 and Oct. 2, 1993

                                   (Amounts in thousands)

                                   (Unaudited)


                                                                            39 Weeks Ended
                                                                         Oct. 1,      Oct 2,
                                                                          1994         1993

Cash flows from operating activities:
   Net earnings                                                       $    6,605          4,531
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
      Depreciation of property, plant and equipment                       10,247          7,603
      Amortization                                                         2,176          1,899
      Provision for losses on trade accounts receivable                    2,332          1,629
      Gain on sales of property, plant and equipment                        (171)          (178)
      Provision for deferred income taxes                                   (199)          (467)
      Increase (decrease) in deferred compensation and
        other liabilities                                                   (416)         1,610
      Change in assets and liabilities, net of effects
       from purchase of Pilliod Furniture in 1994
        Increase in trade accounts receivable                            (11,965)        (7,935)
        Increase in inventories                                           (8,794)        (4,602)
        (Increase) decrease in prepaid expenses and
          other current assets                                            (4,063)            38
        Increase (decrease) in trade accounts payable                      1,097         (4,905)
        Increase in accrued expenses and other
          current liabilities                                              4,861            225

      Total adjustments                                                   (4,895)        (5,083)

      Net cash provided by (used in) operating activities                  1,710           (552)

Cash flows from investing activities:
   Acquisition of Pilliod Furniture, net of cash
     acquired (Note 3)                                                   (23,847)         -
   Additions to property, plant and equipment                            (25,776)       (16,551)
   Proceeds from sales of property, plant and equipment                      914            300
   Additions to other assets                                                (394)          (860)

      Net cash used in investing activities                              (49,103)       (17,111)

Cash flows from financing activities:
   Proceeds from long-term borrowings                                     27,511         20,000
   Proceeds from short-term bank borrowings                               25,600          -
   Proceeds from sales of trade accounts receivable                       34,000          -
   Principal payments of long-term debt                                  (35,345)          (999)
   Proceeds from common stock issued                                          23             83
   Dividends paid                                                         (2,078)        (2,075)

      Net cash provided by financing activities                            49,711         17,009

Effect of exchange rate changes on cash                                      (22)           (60)

      Net increase (decrease) in cash                                      2,296           (714)

Cash at beginning of period                                                1,350          1,826

Cash at end of period                                                 $    3,646          1,112



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                            $    5,242          3,267
  Cash paid during the period for income taxes                             1,999          2,169

                   LADD FURNITURE, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                  (Amounts in thousands, except share data)


                                                                        Currency                   Unamortized
                                  Number                 Additional      trans-                     value of        Total
                                 of shares     Common      paid-in       lation       Retained     restricted   shareholders'
                                  issued       stock       capital     adjustment     earnings        stock        equity

BALANCE AT JANUARY 2, 1993       23,019,631 $    2,302        48,681           (89)       98,489          (659)      148,724

   Shares issued in connection
     with incentive stock
     option plan                     11,668          1            90             -             -             -            91

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                    30,963          3           415             -             -          (128)          290

   Currency translation
     adjustment                           -          -             -           (81)            -             -           (81)

   Net earnings                           -          -             -             -         3,846             -         3,846

   Dividends paid                         -          -             -             -        (2,767)            -        (2,767)

BALANCE AT JANUARY 1, 1994       23,062,262      2,306        49,186          (170)       99,568          (787)      150,103

   Shares issued in connection
     with incentive stock
     option plan                      2,344          -            19             -             -             -            19

   Repurchase of restricted
     stock                          (18,424)        (1)         (170)            -             -           170            (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                    50,375          5           481             -             -          (291)          195

   Currency translation
     adjustment                           -          -             -           (22)            -             -           (22)

   Net earnings                           -          -             -             -         6,605             -         6,605

   Dividends paid                         -          -             -             -        (2,078)            -        (2,078)

BALANCE AT OCTOBER 1, 1994
   (UNAUDITED)                   23,096,557 $    2,310        49,516          (192)      104,095          (908)      154,821

       Notes:

       (1)  Quarterly Financial Data
            The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.

            Certain items in the January 1, 1994 consolidated balance sheet have been reclassified to conform with the presentation adopted in the current year. The reclassification did not impact the results from operations as previously reported.

       (2)  Inventories

            A summary of inventories follows (in thousands):


                                                   October 1,     January 1,
                                                     1994           1994
            Inventories on the FIFO
             cost method:

              Finished goods                    $    67,077          55,881
              Work in process                        22,672          21,513
              Raw materials and supplies             45,143          34,947

               Total inventories on
                  the FIFO cost method              134,892         112,341

            Less adjustments of certain inven-
             tories to the LIFO cost method         (14,724)        (11,702)
                                                $   120,168         100,639



       (3)  Acquisition of Pilliod Furniture

            On January 31, 1994, the Company acquired The Pilliod Cabinet Company, a manufacturer of promotional priced casegoods furniture, by purchasing all of the common stock of its parent company, Pilliod Holding Company (Pilliod), for $24,257,000 million cash (including acquisition expenses), the repayment of Pilliod debt of $29,893,000 million, and the assumption of other long-term debt of $247,000. The excess of cost over fair value of the net assets acquired was approximately $33,219,000 and will be amortized on a straight-line basis over 40 years. The acquisition was accounted for as a purchase and accordingly, the net assets and operations of Pilliod have been included in the Company's consolidated financial statements beginning on the acquisition date. Valuations assigned are preliminary and subject to change.


            During the second quarter of 1994, management of the Company became aware of a potential error in the inventory balances of
            Pilliod.   A
            review of Pilliod's inventories is being performed by
            the Company and Pilliod's former external auditors. Based upon the review to date, the Company has concluded that inventory balances included in the January 31, 1994 audited consolidated financial statements of Pilliod were overstated by approximately $1.4 million. Accordingly, a $1.4 million adjustment reducing inventory and increasing the excess cost over fair value of the net assets acquired has been recorded. The effect of this adjustment did not have a material impact on the 1994 consolidated statements of operations of the Company.

            Additionally, the review revealed that approximately $1.1 million of the $1.4 million inventory overstatement existed at May 1, 1993, the previous audited balance sheet date. The impact of the errors was to overstate Pilliod's pre-tax net earnings for the year ended May 1, 1993 and the nine months ended January 31, 1994 by approximately $1,087,000 and $327,000, respectively.

            The following unaudited pro forma data presents the combined third quarter and nine months 1994 and 1993 results of operations of the Company and Pilliod as though the acquisition had occurred on January 3, 1993, giving effect to depreciation and amortization of assets on the accounting basis recognized in recording the purchase, the interest on funds used to effect the purchase, and excluding certain non-recurring expenses of Pilliod during 1993. The following unaudited pro forma data also gives effect to the above mentioned inventory adjustments (in thousands, except per share data):

                                       13 Weeks Ended     39 Weeks Ended
                                       Oct. 1,  Oct. 2,  Oct. 1,   Oct. 2,
                                        1994     1993     1994      1993

             Net sales                $153,182  148,958  453,062   461,382
             Net earnings                2,245    1,131    6,883     6,602
             Net earnings per
              common share            $   0.10     0.05     0.30      0.29


       (4)  Accounts Receivable Securitization Program

            On January 31, 1994, the Company sold ownership interest in a defined pool of trade accounts receivable for $20,000,000, the proceeds of which were used to partially finance the Pilliod acquisition - see Note 3. Under the agreement which expires in January 1995, the maximum amount of the purchaser's investment can be $40,000,000 and is subject to change based on the level of eligible receivables and concentrations of receivables. At October 1, 1994 the defined pool of trade accounts receivable totaled approximately $49,478,000 and the purchaser's investment totaled $34,000,000. The net cash proceeds are reported as financing activities in the accompanying consolidated statement of cash flows for the thirty-nine weeks ended October 1, 1994. The purchaser's investment is reflected as a reduction of trade accounts receivables in  the  accompanying  October  1,  1994 consolidated  balance
            sheet.    At  October  1,  1994 the Company retained  an
            ownership interest in the receivable pool of approximately $15,478,000, of which approximately $9,198,000 was subordinate
            to  that  of  the  purchaser.   The Company maintains
            reserves which approximate the risk of loss relating to its interest in the receivables. The Company's ongoing obligations with respect to the receivables pool are limited to the subordinated portion of its ownership interest. The total cost of the program is included in selling, general and administrative expenses in the accompanying 1994 third quarter and nine months consolidated statements of operations. A portion of the cost of the accounts receivable sale program is based on the purchaser's level of investment and borrowing costs.


       (5)  Short-term Bank Borrowings

            During   the  first  quarter  of  1994,  the  Company  established
            unsecured committed short-term bank credit lines aggregating $35,000,000, of which $25,600,000 was outstanding at October 1, 1994. The credit lines bear interest at rates selected by the Company of LIBOR (5.44% at October 1, 1994) plus 1 1/8% to 1 3/8%, prime (7.75% at October 1, 1994), or at a lesser rate based on availability of bank funds. At October 1, 1994, the Company's interest rate for borrowings under these facilities was approximately 5.63%. The Company pays commitment fees ranging from 0.25% to 0.375% on the unused portion of the short-term bank credit lines. The short-term bank borrowings were repaid October 24, 1994 utilizing funds from the Company's amended and restated long-term credit facility and the related credit lines were terminated on that date - see Note 6.


       (6)  Subsequent Event

            On October 19, 1994, the Company entered into an amended and restated credit agreement (the Amended Facility) with a syndicate of banks which provides a $75,000,000 five-year term loan and an $115,000,000 five-year revolving credit loan. Borrowings under the Amended Facility are unsecured. The term loan is payable in quarterly installments commencing March 1997 of $3,750,000 each with a final payment of the outstanding balance on October 19, 1999. Borrowings under the Amended Facility bear interest at rates selected periodically by the Company of LIBOR (5.56% at October 19, 1994) plus 7/8%, prime (7.75% at October 19, 1994) or at a lesser rate based on the availability of bank funds. Under the Amended Facility, the Company pays a commitment fee of 1/4% per annum on the unused portion of the revolving credit loan.

            The Amended Facility requires the maintenance of certain ratios pertaining to shareholders' equity and operating earnings and contains covenants which relate to future borrowings, liens on assets, specified amounts of consolidated net worth, and the operations of the Company.

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

       Results of Operations

           The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
       Operations:

                                  13 Weeks Ended         39 Weeks Ended
                                Oct. 1,   Oct. 2,      Oct. 1,  Oct. 2,
                                   1994      1993         1994      1993

       Net sales                  100.0%    100.0%       100.0%    100.0%
       Cost of sales               80.7      82.4         80.8      81.4
           Gross profit            19.3      17.6         19.2      18.6

       Selling, general and
         administrative expenses   15.4      15.6         15.5      15.6

           Operating income         3.9       2.0          3.7       3.0

       Other deductions
         Interest expense           1.5       1.1          1.4       1.0
         Other, net                  .3       -             .2       -
                                    1.8       1.1          1.6       1.0

           Earnings before income
             taxes                  2.1        .9          2.1       2.0
       Income tax expense            .6        .6           .6        .9
           Net earnings             1.5%       .3%         1.5%      1.1%


           The Company's 1994 third quarter and nine months operating results were influenced by the acquisition of Pilliod on January 31, 1994. Pilliod's results of operations are included in the Company's consolidated financial statements from the date of acquisition - see
       Note 3.

           Net sales for the third quarter and first nine months of 1994 were $153.2 million and $445.4 million, respectively, compared with $127.3 million and $397.3 million during the same periods of 1993. Net sales for 1994 increased over prior year levels by 20.3% for the third quarter and 12.0% for the year-to-date. On a pro forma basis, assuming the acquisition of Pilliod had occurred at the beginning of fiscal year 1993, 1994 net sales would have increased from prior year levels by 2.8% for the third quarter and decreased from prior year levels by 3.5% for the year-to-date. The increase in the quarter's pro forma 1994 net sales is attributed to sales increases in medium-priced upholstery, lower-priced casegoods and ready-to-assemble furniture. The decrease in the year-to-date pro forma 1994 net sales was primarily due to the discontinuance of certain American of Martinsville residential casegoods product lines, a reduction in export shipments of contract furniture, and a decline in sales of lower-priced upholstery products.

           Cost of sales as a percentage of net sales decreased to 80.7% for the third quarter of 1994 and 80.8% for the year-to-date, compared to 82.4% and 81.4%, respectively, in 1993. These decreases resulted in a increase in the gross profit margins to 19.3% for the third quarter and 19.2% for the year to date, from 17.6% and 18.6%, respectively, for the same periods of 1993. The 1994 gross margins were positively impacted by decreases in sales discounts and allowances, Pilliod Furniture's gross margin, and operating efficiencies generated by the Company's capital investment program. However, 1994 gross margins have been negatively impacted by increased prices for particleboard and medium-density fiberboard. Additionally, 1993's third quarter gross margins were negatively impacted by plant disruptions resulting from the initiation of a redeployment of manufacturing assets between three of LADD's casegoods operating companies, as well as by discounts associated with the liquidation of discontinued American of Martinsville residential casegoods product lines.

           Selling, general and administrative (SG&A) expenses were 15.4% of net sales for 1994's third quarter and 15.5% for the first nine months, compared with 15.6% for both corresponding periods of 1993. The costs associated with the accounts receivable securitization program increased SG&A expenses as a percentage of net sales by 0.3% for the third quarter of 1994 and by 0.2% for the 1994 year-to-date.

           Other deductions were 1.8% of net sales for the third quarter of 1994 and 1.6% for the first nine months of 1994, compared to 1.1% and 1.0% for the same periods in 1993. The increase was primarily attributable to higher interest expense due to the partial funding of the $54.0 million Pilliod acquisition with long and short-term bank borrowings - see Note 2, coupled with an increase in interest rates. Additionally, amortization expense increased in the 1994 periods as a result of the Pilliod acquisition.

           The decrease in the Company's effective income tax rate from 43.8% in 1993's first nine months to 30.0% in the first nine months of 1994 resulted from reductions in state income taxes derived from tax planning strategies implemented in late 1993 and the partial utilization of net operating and capital loss carryforwards.

           Net earnings were $2.2 million, or $.10 per share, for the third quarter of 1994, compared with $.4 million, or $.02 per share for the same quarter of 1993. Nine-month net earnings were $6.6 million, or $.29 per share for 1994, compared with $4.5 million, or $.20 per share, for 1993.

       Liquidity and Capital Resources

           The Company's current ratio at October 1, 1994 was 1.9 to 1 as compared to 3.1 to 1 at January 1, 1994. Net working capital declined to $92.4 million at October 1, 1994 from $123.0 million at January 1, 1994. These reductions were primarily attributable to an increase in short-term bank borrowings of $25.6 million, the majority of which was used to finance the Pilliod acquisition, and a decrease in trade receivables resulting from the Company's accounts receivable securitization program - see Notes 4, 5 and 6.

           During the first nine months of 1994, the Company generated cash from net earnings plus depreciation and amortization of $19.0 million compared to $14.0 million in 1993. The cash generated in the first nine months of 1994 and 1993 was utilized to partially fund working capital needs.

           During the first nine months of 1994, capital spending totaled $25.8 million compared to $16.6 million during the same period in 1993. Capital expenditures were funded from operations and borrowings under the Company's long and short-term revolving credit lines. The capital expenditures have been mainly directed towards enhancing productivity, modernizing the Company's existing facilities, and complying with regulatory requirements.

           During the first nine months of 1994, the Company increased long-term borrowings by $27.5 million. These incremental borrowings were used to fund the Pilliod acquisition and the first nine month's capital expenditures. The Company had outstanding long-term borrowings of $125.8 million at October 1, 1994, representing 42.1% of total capitalization, compared to $105.3 million or 37.9% of capitalization at January 1, 1994. At October 1, 1994, the Company had $9.4 million in unused short-term revolving bank credit lines.

           On October 19, 1994, the Company entered into an amended and restated credit agreement (the Amended Facility - see Note 6). The Amended Facility consists of a $75.0 million five-year term loan and an $115.0 million five-year revolving credit line. The Amended Facility also provides the Company with increased financial flexibility and, based upon current borrowing levels, almost $40.0 million of unused debt capacity to fund future working capital needs and capital expenditures. Additionally, the Amended Facility provides a lower rate of interest which, based on current borrowing levels, will save the Company more than $600,000 in annual interest expense.

           On October 14, 1994 the Company's stock price declined significantly below book value in response to a high volume of selling activity. As a result of this event, the Board of Directors on October 27, 1994 authorized the repurchase of up to 1,000,000 shares of the Company's common stock in the open market. The Company will, from time to time, take advantage of opportunities to buy shares for corporate purposes at prices deemed attractive for its shareholders. The Company believes
       that  cash flows  from  operating  earnings  and   active balance sheet
       management will be sufficient to fund the stock repurchase program and does not intend to significantly increase the Company's debt levels.

                             PART II.  OTHER INFORMATION


       Item 6.   Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     10.1 Executive Employment Agreement between the Company and Richard R. Allen dated October 28, 1994

                     10.2 Executive Employment Agreement between the Company and Fred L. Schuermann, Jr. dated October 28, 1994

                     10.3 Executive Employment Agreement between the Company and Gerald R. Grubbs dated October 28, 1994


                 (b) Reports on Form 8-K
                     None

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LADD Furniture, Inc.



       Date:  November 15, 1994           By:  s/William S. Creekmuir
                                               William S. Creekmuir
                                               Senior Vice President
                                               and Chief Financial Officer