Form 10-K405
LADD FURNITURE INC
filed 1995-03-30
CIK 721669

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                        FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994                    Commission file
                                                               Number 0-11577
                             LADD FURNITURE, INC.

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

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K   [X]
            Market value of 18,801,855 shares held by nonaffiliates as of March 27, 1995, was $91,659,043.


            Indicate  the  number  of  shares  outstanding  of  each  of   the
registrant's classes of common stock, as of the latest practicable date.

             23,171,799 shares outstanding as of March 27, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the definitive Proxy Statement for the 1994 Annual Shareholders Meeting are incorporated by reference into Part III hereof. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Part II and Part IV,
Item 14, hereof.

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

          Significant Developments in 1994

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

               Debt Financing -- On October 19, 1994, the Company completed a refinancing of its long-term and short-term bank debt. The new credit facility consists of a $75 million, five-year term loan and a $115 million, five-year revolving credit facility. The new credit facility is unsecured, reduces the Company's borrowing rate, extends the amortization of the Company's term debt, and provides expanded capacity to fund current and future needs.

          LADD's Businesses

               Lea Industries manufactures and sells wood furniture for the
          youth  and  adult  bedroom  markets.   Lea  Industries'  products
          include   beds,   dressers,   night   stands,   mirrors,   desks,
          bookshelves, hutches, armoires, and correlated modular furniture in a variety of styles, including traditional, contemporary and
          colonial.   The products are  priced in the  medium to low-medium
          price ranges and are considered high volume, promotional products
          to major  furniture retailers.   The products are  marketed under
          the  "Lea Industries,"  "Charter  House,"  and "Design  Horizons"
          brand  names   primarily  to   national   and  regional   chains,
          independent furniture  retailers, national general  retailers and
          department stores.   Lea Industries' products  are manufactured in
          five plants located in Waynesville, NC, Marion, VA, Chilhowie, VA, and Morristown, TN.

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

               Clayton-Marcus manufactures and sells a full line of upholstered household furniture, including sofas, loveseats, chairs, sleepers, rockers, and other upholstered living room furniture, which sells in the medium and high-medium price ranges. The products are marketed under the "Clayton-Marcus," "American of Martinsville," "Clayton House," and "Marclay Manor" brand names primarily to retail furniture chains, independent furniture retailers and department stores. Clayton-Marcus currently has established galleries with approximately 95 independent furniture stores in the United States, Canada, and Mexico. Clayton-Marcus operates three manufacturing plants in Hickory, NC.

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

               American of Martinsville is a leading supplier of guest room furniture to the U.S. hotel/motel industry, and has an expanding contract business overseas. American of Martinsville has also expanded its business into the health care furniture market for retirement homes and extended care facilities. Additionally, American of Martinsville sells to certain agencies of the U.S. government and university and college markets. American of
          Martinsville   operates  a   manufacturing   plant   located   in
          Martinsville, VA.

               Pennsylvania House is one of the nation's leading manufacturers of American traditional and country residential furniture, solid wood furniture and upholstery. The Pennsylvania House product line is priced in the upper-medium price range. Pennsylvania House created and introduced the in-store gallery concept to the furniture retailing industry in 1975, and currently has established galleries with approximately 270 independent furniture retailers in the U.S., Japan and Mexico. To enhance its product lines and galleries,

          Pennsylvania House also offers its gallery retailers an accessory line of over 3,000 items for sale to their customers. In addition, Pennsylvania House has opened approximately 25 independently owned dedicated showcase stores which offer exclusively Pennsylvania House furniture and accessories and also owns four retail stores. Pennsylvania House operates three manufacturing plants located in Lewisburg, PA, Monroe, NC, and White Deer, PA.

               Brown  Jordan is  a  leading manufacturer  of  high quality, high-priced leisure and outdoor furniture. To expand its market presence, Brown Jordan has begun selling a line of high-medium priced products in the casual furniture market. Brown Jordan's products are designed in wrought aluminum, extruded aluminum, cast aluminum, and wrought iron and include chairs, tables, chaises and outdoor accessories. Brown Jordan sells its products to the residential and hospitality markets primarily through the following distribution channels: quality department stores, specialty stores (such as pool and patio shops), interior design-ers, and the commercial contract and hospitality industry both in the United States and overseas. Brown Jordan's products are manufactured in facilities located in El Monte, CA, Newport, AR, and Juarez, Mexico. On March 1, 1994, a fire destroyed the wrought iron manufacturing operations located in Brown Jordan's manufacturing facility in Juarez, Mexico. The aluminum frame operations located in the same facility were not materially affected by the fire. The fire did not have a financial impact as the Juarez facility was insured for both property and business interruption losses. A new facility for wrought iron manufacturing was leased and began operation during the fourth quarter of 1994.

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

               Pilliod  Furniture, acquired  by LADD  on January  31, 1994, manufactures and markets a wide range of promotionally priced contemporary and traditional residential furniture, including master bedroom products, occasional tables, entertainment centers, wall systems, and dining room chinas. Pilliod Furniture's products are marketed under the Pilliod and Symmetry brand names. The majority of Pilliod Furniture's products incorporate simulated wood, stone or other, often high gloss decorative surfaces applied to medium density fiber board or particle board. The company's products are sold throughout the United States through large volume customers, mainly large furniture chains and outlets. Pilliod Furniture operates three manufacturing facilities in Nichols, SC, Selma, AL, and Swanton, OH.

               Lea Lumber & Plywood Co. manufactures cut-to-size plywood, veneer, and wood laminated parts in one plant located in Windsor,
          NC.   Lea  Lumber and  Plywood's products
          are sold to furniture manufacturers and manufacturers of pianos, recreational vehicles, kitchen cabinets, and other products requiring laminated wood parts and veneers.

               LADD Transportation,  Inc. operates a modern  fleet of over-
          the-road tractors and trailers that are primarily used to provide transportation services to LADD operating companies and to meet the special needs of LADD's customers. Together with fleets operated by other LADD operating companies, LADD Transportation provides approximately 21% of LADD's out-bound shipping requirements for finished products and also hauls a portion of the Company's in-bound raw materials and supplies. LADD Transportation has received certain contract carrier rights from the Interstate Commerce Commission and markets its transportation services to independent customers.

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

               The Company  also sells its furniture  products directly and through approximately 415 independent sales representatives to a broad variety of customers, including retail furniture chains, national general retailers, department stores, independent furniture retailers, mail order catalog merchandisers, major hotel chains, and various specialty stores and rental companies. The Company currently sells to more than 8,500 furniture customers. No single customer accounted for more than 5% of net sales in 1994. The Company's business is not dependent upon a single customer, the loss of which would have a material effect on the Company.

          Product Design and Development

               Each operating entity develops and manages its own product lines. New product groups are introduced at the national or regional furniture markets, and, based upon their acceptance at the markets, the products are either placed into production or withdrawn from the market. Consistent with industry practice, the Company designs and develops new product groups each year, replacing collections or items that are discontinued.

          Raw Materials

               The most important raw materials used by the Company are hardwood lumber, veneers, upholstery fabrics, plywood, particle board, hardware, finishing materials, glass, steel, steel springs, aluminum, and high pressure laminates. The wood species include cherry, oak, maple, white pine, poplar, and other American species, and imports such as rattan, guatambue and mahogany. The Company believes that its sources of supply for these materials are adequate and that it  is not dependent on any one supplier. However, dramatic escalation of costs of certain lumber species such as cherry and maple in 1993 and the costs of certain other raw materials such as particle board, multi-density fiber board, aluminum, glass and cartons in 1994 negatively impacted the Company's gross margins.

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

          Patents and Trade Names

               The trade names of the Company's divisions and subsidiaries represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the industry. The Company owns licenses which are considered to be important to the business, which intellectual properties do not have a limited duration. The Company also has various licenses and trademarks, none of which are considered material to the Company's business. In the first quarter of 1994, the Company transferred patents, trade names and certain other intellectual property to a wholly owned subsidiary, Cherry Grove, Inc., to better manage those intellectual properties. In the fourth quarter of 1994, Cherry Grove, Inc. sold and leased back certain of the patents.

          Inventory Practices, Order Backlog and Credit Practices

               The Company  generally schedules  production of  its various groups based upon orders on hand. Manufacturing efficiencies and investment in inventories are, therefore, directly related to the current volume of orders. The Company, and the industry generally, honors cancellation of orders made prior to shipment. The Company's backlog of unshipped orders believed to be firm at 1994 fiscal year end was approximately $85.2 million, as compared to $80.6 million at 1993 fiscal year end. Generally, orders in the backlog are shipped during the following 12 months. The Company's businesses as a whole are not subject to significant seasonal variations. The business of Brown Jordan, however, is heavily seasonal with inventories being built in the winter months and sales concentrated in the March - June time frame.

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

               In recent years, foreign imports of finished furniture and component parts have increased. Although some of the imported products compete with products manufactured and marketed by the Company, other than in its Daystrom Furniture operating division, the Company has not experienced any significant negative impact. Where appropriate, the Company has capitalized upon the cost advantages of importing selected component parts and a limited number of finished products but is not dependent upon any foreign sources. The Company currently imports approximately $23.9 million of finished furniture and unfinished furniture parts.


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

          Employees

               The  Company employed  approximately  7,900  persons  as  of
          December 31,  1994.   Substantially  all  of  the employees  were
          employed on a full-time basis.

               Employees at six Company plants are represented by various labor unions. The union contracts at Brown Jordan's Newport, Arkansas facility and at Pennsylvania House's White Deer and Lewisburg, Pennsylvania facilities expire in March and October 1995, respectively.

          The Company has been notified that a union election has been scheduled for April 1995 at the St. Paul, Virginia facility of Fournier Furniture, Inc. The Company considers its relations with its employees to be good.

          Export Sales

               In 1994, the Company's export sales decreased to $33.8 million (approximately 5.7% of 1994 net sales), a decrease of 16.7% from export sales in 1993 of $40.6 million (approximately 7.8% of 1993 net sales). The Company's export sales in 1992 were $29.3 million, or approximately 5.9% of 1992 net sales. None of the Company's assets are dedicated solely to export sales.

          ITEM 2.   Properties

               LADD and its operating companies operate 26 manufacturing facilities, of which 25 facilities, approximately 7,100,000 square feet, are owned, and one facility, approximating 125,000 square feet is leased. These facilities range in size from approximately 80,000 square feet to approximately 800,000 square feet. Five of the manufacturing facilities (approximately 1.8 million aggregate square feet) are subject to encumbrances associated with industrial revenue bond financings, the outstanding balances of which aggregated approximately $7.5 million at December 31, 1994. The Company believes that each of the current manufacturing plants are suitable and adequate for the particular production conducted at that plant. During fiscal 1994, the Company estimates that its plants operated at approximately 80% of total capacity on an aggregate basis. In addition, the Company owns three warehouse facilities aggregating approximately 290,000 square feet and leases five separate warehouse facilities aggregating approximately 665,000 square feet. The Company's manufacturing facilities are located in North Carolina, Alabama, Arkansas, California, Mississippi, Pennsylvania, Ohio, South Carolina, Tennessee, Virginia and Mexico. The Company leases its corporate offices, which aggregate approximately 38,000 square feet, in High Point, North Carolina.

               The Company believes that its manufacturing, warehouse and office space is well maintained for its intended purposes. Although the closure of any particular Company facility may be disruptive to that particular operating entity's business, it would not be materially adverse to the Company's operations.

               The Company normally operates all of its furniture manu-facturing facilities on a one shift per day, five-day week basis. Increasingly, certain departments and facilities are operated on a multi-shift basis. The plywood and ready-to-assemble manufacturing facilities are typically operated on a two shifts per day, five-day week basis.

               The Company also maintains showrooms, the majority of which are leased, in High Point, NC, Dallas, TX, Chicago, IL, Miami, FL, Washington, DC, Los Angeles and San Francisco, CA, Sherman and Tupelo, MS, New York, NY, Edina, MN, Martinsville, VA, Lewisburg, PA, and Ontario, Canada, and retail stores in Houston, TX and Topeka and Shawnee, KS.

               The Company owns rights to cut timber on approximately 300 acres of undeveloped timberland in eastern North Carolina.

               The Company owns and leases substantial quantities of woodworking, sewing and metalworking equipment located in its various plants. The Company considers its present equipment to be adequate, well-maintained, and generally modern.

               The Company currently owns and leases approximately 125 tractors and 335 trailers.

          ITEM 3.   Legal Proceedings

               The Company is involved in routine litigation from time to time in the regular course of its business. In the opinion of the Company, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or of which any of its property is subject.

               The Company presently is involved in the following environmental proceedings:

               1. Brown Jordan's California manufacturing facility is located in El Monte, California in the San Gabriel Valley Ground-water Basin. The Basin has been designated by the United States Environmental Protection Agency ("EPA") and the State of California as a Superfund Site. Although no administrative or judicial enforcement action has been taken by the EPA or applicable California authorities, the State of California is seeking to identify potentially responsible parties ("PRPs") and has ordered certain tests to be conducted by Brown Jordan in connection with their investigation. Such tests have been completed and no future activities are currently scheduled. In May 1994, the Company joined the Northwest El Monte Community Task Force, a PRP Group formed to respond to the EPA. Efforts to negotiate an Administrative Order on Consent with the EPA are ongoing. Under the terms of the Asset Purchase Agreement with Maytag Corporation ("Maytag"), dated June 1, 1989 ("the Maytag Agreement"), the Company's liabilities in the matter are limited to the first $200,000 of costs for off-site liabilities and $1,000,000 of costs for on-site liabilities. Through fiscal 1994, approximately $250,000 has been expended by the Company on the El Monte site.

               2. The Company's former subsidiary, The Gunlocke Company ("Gunlocke"), has been named as a PRP by the New York Department of Environmental Conservation ("NYDEC") with respect to the Prattsburg Landfill in Tonawanda, New York. NYDEC has
          to date not pursued Gunlocke concerning this matter. Instead, the NYDEC has obtained from Steuben County a signed Consent Order for a remedial investigation and feasibility study ("RI/FS") and a remedy for the landfill. Steuben County subsequently submitted its proposed RI/FS to the NYDEC for approval. The NYDEC approved
          the RI/FS in February 1995.   The NYDEC is currently preparing  a
          Remedial Action Plan based on the actions evaluated in the RI/FS. Nevertheless, this action does not preclude the possibility that the NYDEC, Steuben County or other third parties may subsequently make claims against Gunlocke and other PRPs regarding this matter. Under the terms of the Maytag Agreement, the Company's liabilities are limited to $200,000 for all off-site liabilities in the aggregate.

               3. The current owner of the Baker Brothers Scrap Yard Superfund Site in East Buffalo township, Pennsylvania identified Pennsylvania House as a PRP in connection with this site. Investigation is continuing to determine to what extent, if any, Pennsylvania House transported hazardous waste material to this site. The Company has notified Maytag regarding this matter. Under the terms of the Agreement and Release as to Environmental Claims dated March 31, 1994, between LADD and Maytag, the Company's exposure is limited to the first $10,000 of costs and expenses.

               4.   Gunlocke  has been named as a PRP at the Rose Chemicals
          Superfund Site  in  Missouri.   Gunlocke  has participated  as  a
          member of the de minimis buyout group of PRPs. On September 2, 1992, the EPA signed an Unilateral Order. The PRP group Steering Committee subsequently entered into negotiations with the EPA and an Amended Order was issued on December 3, 1992. On December 24,
          1992,  the   PRP  group   Steering  Committee  entered   into  an
          Affirmative Response stating that the group would comply with the Amended Order and complete the remediation. During 1993, a final work plan was submitted to the EPA for approval and the PRP Group anticipates that final remediation will be completed by April 1995.
          Under  the   terms  of   the  Maytag  Agreement,   the  Company's
          liabilities are limited to $200,000 for all off-site liabilities in the aggregate.

               The  Company  has  also  been named  as  a  PRP, along  with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, it has been improperly named or will be
          considered a "de minimis" party.   Although the Company  believes
          adequate   accruals  have   been   provided   for   environmental
          contingencies, it is possible, due to uncertainties previously noted, that additional accruals could be required in the future. However, the ultimate resolution of these contingencies, to the extent not previously provided for, should not have a material adverse effect on the Company's financial position.

               The Company is cooperating fully with government authorities in each of these matters.

          ITEM 4.   Submission of Matters to a Vote of Security Holders

               No such matters were submitted to security holders of the Company in the fourth quarter of fiscal year 1994.

                                       PART II

          ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

               The stock price data and common dividends per share and the Stock Listing Information which appear on pages 31 and 32, respectively, of the LADD Furniture, Inc. Annual Report to Share-holders for 1994, are incorporated by reference in this Form 10-K Annual Report.

               There were approximately 925 security holders of record of the Company's common stock as of March 20, 1995.

          ITEM 6.   Selected Financial Data

               The summary of selected financial data for each of the periods in the five-year period ended December 31, 1994, which appears on page 26 of the LADD Furniture, Inc. Annual Report to Shareholders for 1994, is incorporated by reference in this Form 10-K Annual Report.

          ITEM 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

               Management's discussion and analysis of financial condition and results of operations for the years ended December 31, 1994, January 1, 1994, and January 2, 1993, which appears on pages 27 to 30 of the LADD Furniture, Inc. Annual Report to Shareholders for 1994, is incorporated by reference in this Form 10-K Annual Report.

          ITEM 8.   Financial Statements and Supplementary Data

               The consolidated financial statements, together with the independent auditors' report thereon of KPMG Peat Marwick LLP dated February 16, 1995, and the selected quarterly data, appearing on pages 8 to 25 and page 31, respectively, of the accompanying LADD Furniture, Inc. Annual Report to Shareholders for 1994 are incorporated by reference in this Form 10-K Annual Report.

               With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the LADD Furniture, Inc. Annual Report to Shareholders for 1994 is not to be deemed filed as part of this report.

          ITEM 9.   Changes  in  and  Disagreements  With   Accountants  on
                    Accounting and Financial Disclosure

               No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1994 and 1993.


                                       PART III

               Part III is omitted as the Company intends to file with the Commission within 120 days after the end of the Company's fiscal year a definitive proxy statement pursuant to Regulation 14A which will involve the election of directors. With the exception of the information specifically required by Items 10, 11, 12 and 13 of this Part III contained in the Company's proxy statement, the Company's proxy statement is not incorporated by reference nor deemed to be filed as a part of this report, including without limitation the Board Compensation Committee Report on Executive Compensation required by Item 402(k) of Regulation S-K and the Performance Graph required by Item 402(l) of Regulation S-K.

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

                                       PART IV

          ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                Page in
                                                             Annual Report*

          (a) The following documents are filed as part of this report:

               (1)  Financial Statements

                    Consolidated Statements of  Earnings for  the
                    years ended  December  31, 1994,  January  1,
                    1994, and January 2, 1993 . . . . . . . . . . . .  9

                    Consolidated  Balance  Sheets as  of December
                    31, 1994 and January 1, 1994  . . . . . . . . .   10

                    Consolidated Statements of Cash Flows for the
                    years  ended  December 31,  1994,  January 1,
                    1994, and January 2, 1993 . . . . . . . . . . . . 11

                    Consolidated   Statements   of  Shareholders'
                    Equity for the years ended December 31, 1994,
                    January 1, 1994, and January 2, 1993  . . . . . . 12

                    Notes to Consolidated Financial Statements  .  13-25

                    Independent Auditors' Report  . . . . . . . . . .  8

               *Incorporated by reference from the indicated pages of the LADD Furniture,
                Inc. Annual Report to Shareholders for 1994.

               (2)  Index to Financial Statement Schedule:

                    Independent Auditors' Report  . . . . . . . . . . . F-1

                    For the years ended December 31, 1994,
                    January 1, 1994, and January 2, 1993

                    VIII - Valuation and Qualifying Accounts and Reserves F-2

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

                    Executive Employment Agreements with each of Richard R. Allen, Fred L. Schuermann, Jr., and Gerald R. Grubbs

                    LADD Furniture, Inc. Supplemental Retirement
                    Income Plan

                    LADD Furniture, Inc. Long-Term Incentive Plan

                    LADD Furniture, Inc. 1995 Management
                    Incentive Plan

          (b) A Current Report on Form 8-K dated October 19, 1994 was filed on November 14, 1994 reporting completion of the $190 million term and revolving loan financing with NationsBank of North Carolina, N.A., as Agent.

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

                    10.  LADD Furniture, Inc. 1994 Incentive
                         Stock Option Plan

                    (Previously filed as Exhibit 10.1 to Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994, filed with the Commission on August 16, 1994)

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

                         Employee Restricted Stock Purchase
                         Agreement between the Company and
                         Richard R. Allen dated February 24,
                         1994

                         Employee Restricted Stock Purchase
                         Agreement between the Company and
                         Gerald R. Grubbs dated February 24,
                         1994

                         Employee Restricted Stock Purchase
                         Agreement between the Company and
                         Fred L. Schuermann, Jr. dated
                         February 24, 1994

                         Employee Restricted Stock Purchase
                         Agreement between the Company and
                         William S. Creekmuir dated
                         February 24, 1994

                    (Previously filed as Exhibits 10.1 - 10.4 to the Company's Annual Report on Form 10-K for the year ended January 1, 1994, filed with the Commission on March 31, 1994)

                    Enclosed as Exhibits 10.1 - 10.3 to this
                    Annual Report on Form 10-K for the year ended
                    December 31, 1994

                    10.1 Employee Restricted Stock Purchase
                         Agreement between the Company and
                         Richard R. Allen dated March 2, 1995

                    10.2 Employee Restricted Stock Purchase
                         Agreement between the Company and Fred
                         L. Schuermann, Jr. dated March 2, 1995

                    10.3 Employee Restricted Stock Purchase
                         Agreement between the Company and
                         William S. Creekmuir dated March 2, 1995

                         Executive Employment Agreement
                         between the Company and Richard R.
                         Allen dated October 28, 1994

                         Executive Employment Agreement
                         between the Company and Fred L.
                         Schuermann, Jr. dated October 28,
                         1994

                         Executive Employment Agreement
                         between the Company and Gerald R.
                         Grubbs dated October 28, 1994

                    (Previously filed as Exhibits 10.1 - 10.3 to
                    Item 6 of the Company's Quarterly Report on
                    Form 10-Q for the quarter ended October 1, 1994, filed with the Commission on November 15, 1994)

                         Asset Purchase Agreement, dated as
                         of June 1, 1989, among the Company,
                         Maytag Corporation, The BJC Company
                         and The Gunlocke Company

                    (Previously filed as Exhibit 10(a) to the Company's Current Report on Form 8-K, dated as of June 1, 1989, filed with the Commission on June 2, 1989)

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

                    (Previously filed as Exhibit 10 to the
                    Company's Current Report on Form 8-K, filed with the Commission on July 21, 1989, as amended by Form 8 filed with the Commission on September 18, 1989)

                         LADD Furniture, Inc. Supplemental
                         Retirement Income Plan

                    (Previously filed as Exhibit 10 to the
                    Company's Annual Report on Form 10-K, for the year ended December 30, 1989, filed with the Commission on March 30, 1990)

                         LADD Furniture, Inc. Long-Term
                         Incentive Plan

                    (Previously filed as Exhibit 10 to the
                    Company's Annual Report on Form 10-K, for the year ended December 29, 1990, filed with the Commission on March 28, 1991)

                         Amended and Restated Credit
                         Agreement, dated as of October 19,
                         1994, between the Company,
                         NationsBank of North Carolina, N.A.
                         as agent, and each of the banks
                         signatory to the Credit Agreement


                    (Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated
                    October 19, 1994, filed with the Commission on November 14, 1994)

                    Enclosed as Exhibit 10.4 to this Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994

                    10.4 First Amendment to Amended and
                         Restated Credit Agreement dated as
                         of February 16, 1995, between the
                         Company, NationsBank, N.A., as
                         agent and each of the banks
                         signatory thereto.

                         Equipment Leasing Agreement dated
                         as of December 15, 1994 between BOT
                         Financial Corporation and the
                         Company

                         Equipment Leasing Agreement dated
                         as of December 15, 1994 between
                         UnionBanc Leasing Corporation and
                         the Company

                    (Previously filed as Exhibits 10.1 and 10.2 to Item 7 of the Company's Current Report on
                    Form 8-K, dated December 28, 1994, filed with the Commission on January 15, 1995)

                    Enclosed as Exhibit 10.5 to this Annual
                    Report on Form 10-K for the year ended
                    January 1, 1994

                    10.5 1995 Management Incentive Plan

                    Enclosed as Exhibit 13.1 to this Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994

                    13.1 1994 Annual Report to Shareholders

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

                         Lea Industries, Inc., a Tennessee corporation

                         Lea Industries, Inc., a Virginia corporation

                         Lea Lumber and Plywood Co., a Virginia corporation

                         LADD Contract Sales Corporation, a North Carolina corporation

                         LADD Funding Corp., a Delaware corporation

                         LADD International Sales Corp., a Barbados corporation

                         Pennsylvania House, Inc., a North Carolina corporation

                         Pilliod Furniture, Inc., a North Carolina corporation

                    Enclosed as Exhibit 24.1 to this Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994

                    24.1 Consent of KPMG Peat Marwick LLP

                    Enclosed as Exhibit 27.1 to this Annual
                    Report on Form 10-K for the year ended
                    December 31, 1994

                    27.1 Financial Data Schedule (EDGAR version only)

                                      SIGNATURES

               Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                   LADD FURNITURE, INC.
                                   (Registrant)


                                   By s/William S. Creekmuir   3/30/95
                                      William S. Creekmuir          (Date)
                                      Senior Vice President, Chief
                                      Financial Officer, Secretary, and
                                      Treasurer (Principal Financial
                                      Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         s/Don A. Hunziker 3/30/95          s/Richard R. Allen 3/30/95
           Don A. Hunziker (Date)             Richard R. Allen (Date)
           Director                           Chairman of the Board and
                                              Chief Executive Officer and
                                              Director

          s/O. William Fenn, Jr. 3/30/95    s/Daryl B. Adams 3/30/95
          O. William Fenn, Jr.   (Date)       Daryl B. Adams (Date)
          Director                            Vice President, Corporate
                                              Controller, Assistant Secretary,
                                              and Assistant Treasurer (Principal
                                              Accounting Officer)

          s/Thomas F. Keller  3/30/95       s/James H. Corrigan, Jr.  3/30/95
          Thomas F. Keller   (Date)           James H. Corrigan, Jr. (Date)
          Director                            Director

          s/William B. Cash 3/30/95       s/William S. Creekmuir 3/30/95
          William B. Cash   (Date)          William S. Creekmuir (Date)
          Director                          Senior Vice President, Chief
                                            Financial Officer, Secretary,
                                            and Treasurer (Principal
                                            Financial Officer)

          s/Fred L. Schuermann, Jr. 3/30/95
            Fred L. Schuermann, Jr. (Date)
            President, Chief Operating Officer and
            Director

                             INDEPENDENT AUDITORS' REPORT


             The Board of Directors
             LADD Furniture, Inc.:




             Under date of February 16, 1995, we reported on the consolidated balance sheets of LADD Furniture, Inc. and subsidiaries as of December 31, 1994 and January 1, 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

             In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

             As discussed in notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of
             Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993.

                                                KPMG PEAT MARWICK LLP

             Greensboro, North Carolina
             February 16, 1995

                                                                                                        Schedule VIII
                                                LADD FURNITURE, INC. AND SUBSIDIARIES
                                           Valuation and Qualifying Accounts and Reserves

                                                    (dollar amounts in thousands)


                                                                      Charged
                                                  Balance at         (credited)         Charged to                    Balance at
                                                  beginning of      to costs and      other accounts    Deductions     end of
          Description                                 year            expenses             (a)              (b)          year

   Year ended December 31, 1994:
     Doubtful receivables                           $3,316             1,521                338           (2,344)      2,831
     Returns and allowances                            862               294 (c)            306               -        1,462
                                                    $4,178             1,815                644           (2,344)      4,293


   Year ended January 1, 1994:
     Doubtful receivables                           $2,763             2,056                 -            (1,503)      3,316
     Discounts                                          23                 - (c)             -               (23)          0
     Returns and allowances                            731               131 (c)             -                -          862
                                                    $3,517             2,187                 -            (1,526)      4,178


   Year ended January 2, 1993:
     Doubtful receivables                           $4,937             3,309                408           (5,891)      2,763
     Discounts                                          23                 - (c)             -                -           23
     Returns and allowances                            914              (183)(c)             -                -          731
                                                    $5,874             3,126                408           (5,891)      3,517



   Notes:
        (a) Represents initial reserves of acquired business.
        (b) Represents uncollectible receivables written-off, net of recoveries.
        (c) Represents net increase (decrease) in required reserve.