Form 10-Q
period 1995-04-01
LADD FURNITURE INC
filed 1995-05-10
CIK 721669

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.   20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




       For the Quarter Ended April 1, 1995         Commission File No. 0-11577



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

       Yes   x              No



       As of May 10, 1995 there were 23,171,799 shares of Common Stock ($.10 par value) of the registrant outstanding.

                        PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                   LADD FURNITURE, INC. AND SUBSIDIARIES

                    Consolidated Statements of Earnings

             For the thirteen weeks ended April 1, 1995 and April 2, 1994

                  (Amounts in thousands, except share data)

                                  (Unaudited)



                                                  13 Weeks Ended

                                              April 1,      April 2,
                                                1995          1994

Net sales                                  $    153,388       139,039

Cost of sales                                   126,560       113,455

    Gross profit                                 26,828        25,584

Selling, general and
  administrative expenses                        23,816        21,569

    Operating income                              3,012         4,015

Other deductions (income):
  Interest expense                                2,803         1,634
  Other, net                                        174           (48)
                                                  2,977         1,586

    Earnings before income taxes                     35         2,429

Income tax expense                                   11           774

    Net earnings                           $         24         1,655

Net earnings per common share              $       0.00          0.07


Weighted average number of
  common shares outstanding                  23,111,471    23,066,506

                 LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                  April 1, 1995 and December 31, 1994
               (Amounts in thousands, except share data)


                               ASSETS
                                                      April 1,
                                                        1995     December 3
                                                     (Unaudited)   1994 *

Current assets:
   Cash                                            $     1,787         576
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $4,174 and $4,294,
     respectively                                       59,767      52,735
   Inventories (Note 2)                                124,181     122,083
   Prepaid expenses and other current assets            10,515      10,053

          Total current assets                         196,250     185,447

Property, plant and equipment, net                     109,014     109,522
Intangible and other assets, net                        83,792      83,847


                                                   $   389,056     378,816

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt          $       657         687
   Short-term bank borrowings                            5,025       5,000
   Trade accounts payable                               25,041      28,360
   Accrued expenses and other current liabilities       32,267      27,715

          Total current liabilities                     62,990      61,762

Long-term debt, excluding current installments         153,102     143,584
Deferred compensation and other liabilities              6,402       6,316
Deferred income taxes                                   15,386      15,248

          Total liabilities                            237,880     226,910

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                         -           -
   Common stock of $.10 par value. Authorized
     50,000,000 shares; issued 23,171,799 and
     23,096,557 shares, respectively                     2,317       2,310
   Additional paid-in capital                           49,883      49,516
   Currency translation adjustment                        (318)       (208)
   Retained earnings                                   100,434     101,105
                                                       152,316     152,723
   Less unamortized value of restricted stock           (1,140)       (817)

          Total shareholders' equity                   151,176     151,906
                                                   $   389,056     378,816


* Derived from the Company's 1994 Annual Report.

                    LADD FURNITURE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

           For the thirteen weeks ended April 1, 1995 and April 2, 1994

                            (Amounts in thousands)

                                 (Unaudited)


                                                         13 Weeks Ended

                                                       April 1,   April 2,
                                                         1995       1994

Cash flows from operating activities:
   Net earnings                                      $       24      1,655
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
      Depreciation of property, plant and equipment       3,659      3,145
      Amortization                                          895        707
      Provision for losses on trade accounts receivable     315        797
      Gain on sales of assets                              (141)      (180)
      Provision for deferred income taxes                   138        (92)
      Increase (decrease) in deferred compensation and
        other liabilities                                   227       (683)
      Change in assets and liabilities, net of effects
       from purchase of Pilliod Furniture in 1994
        Increase in trade accounts receivable            (8,677)    (4,440)
        Increase in inventories                          (2,098)    (3,524)
        Increase in prepaid expenses and other
          current assets                                   (462)    (3,455)
        Decrease in trade accounts payable               (3,319)    (1,518)
        Increase in accrued expenses and other
          current liabilities                             4,552      4,589

      Total adjustments                                  (4,911)    (4,654)

      Net cash used in operating activities              (4,887)    (2,999)

Cash flows from investing activities:
   Acquisition of Pilliod Furniture, net of cash
     acquired                                                  -   (23,847)
   Additions to property, plant and equipment            (3,158)   (10,096)
   Proceeds from sales of property, plant and equipment       7        207
   Additions to other assets                               (796)      (158)

      Net cash used in investing activities              (3,947)   (33,894)

Cash flows from financing activities:
   Proceeds from long-term borrowings                     9,731     27,217
   Proceeds from short-term bank borrowings                  25     17,450
   Proceeds from sales of trade accounts receivable       1,330     24,000
   Principal payments of long-term debt                    (243)   (30,064)
   Proceeds from common stock issued                          7         22
   Dividends paid                                          (695)      (693)

      Net cash provided by financing activites           10,155     37,932

Effect of exchange rate changes on cash                    (110)          -

      Net increase in cash                                1,211      1,039

Cash at beginning of period                                 576      1,350

Cash at end of period                                $    1,787      2,389



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest           $    2,512      1,473
  Cash paid during the period for income taxes              163        377


                                            LADD FURNITURE, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Shareholders' Equity
                                          (Amounts in thousands, except share data)



                                                                  Currency             Unamortized
                                  Number             Additional    trans-                value of      Total
                                of shares   Common   paid-in       lation    Retained   restricted  shareholders
                                  issued     stock    capital    adjustment  earnings     stock        equity

BALANCE AT JANUARY 1, 1994       23,062,262 $  2,306     49,186       (170)    99,568         (787)     150,103

   Shares issued in connection
     with incentive stock
     option plan                      2,344        -         19          -          -            -           19

   Repurchase of restricted
     stock                          (18,424)      (1)      (170)         -          -          170           (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                    50,375        5        481          -          -         (200)         286

   Currency translation
   adjustment                             -        -          -        (38)         -            -          (38)

   Net earnings                           -        -          -          -      4,308            -        4,308

   Dividends paid                         -        -          -          -     (2,771)           -       (2,771)

BALANCE AT DECEMBER 31, 1994     23,096,557    2,310     49,516       (208)   101,105         (817)     151,906

   Repurchase of restricted
     stock                           (7,355)      (1)       (68)         -          -           68           (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                    82,597        8        435          -          -         (391)          52

   Currency translation
   adjustment                            -        -          -       (110)         -            -         (110)

   Net earnings                          -        -          -          -         24            -           24

   Dividends paid                        -        -          -          -       (695)           -         (695)

BALANCE AT APRIL 1, 1995
   (UNAUDITED)                  23,171,799 $  2,317     49,883       (318)   100,434       (1,140)     151,176



       Notes:

       (1)  Quarterly Financial Data
            The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.


       (2)  Inventories

            A summary of inventories follows (in thousands):


                                                   April 1,       December 31,
                                                     1995           1994
            Inventories on the FIFO
             cost method:

              Finished goods                    $    66,200          65,046
              Work in process                        24,102          23,084
              Raw materials and supplies             47,923          47,997
               Total inventories on
                  the FIFO cost method              138,225         136,127

            Less adjustments of certain inven-
             tories to the LIFO cost method         (14,044)        (14,044)
                                                $   124,181         122,083


       (3)  Proposed Reverse Stock Split

            On March 2, 1995, the Board of Directors authorized, subject to shareholder approval, a one-for-three reverse split of the Company's common stock. If this proposed split is approved by the shareholders on May 12, 1995 and upon filing of the amendment to the Company's articles of incorporation, the par value of the common stock will increase to $0.30 per share. Additionally, the number of common shares outstanding will decrease by two-thirds and per share data for all periods presented will increase accordingly.

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

       Results of Operations

           The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
       Earnings:

                                                         13 Weeks Ended
                                                       Apr. 1,    Apr. 2,
                                                         1995       1994


       Net sales                                         100.0%    100.0%
       Cost of sales                                      82.5      81.6
       Gross profit                                       17.5      18.4

       Selling, general and
         administrative expenses                          15.5      15.5
           Operating income                                2.0       2.9
       Other deductions
         Interest expense                                  1.9       1.2
         Other, net                                         .1      (0.1)
                                                           2.0       1.1
           Earnings before income taxes                    0.0       1.8
       Income tax expense                                  -          .6
           Net earnings                                    0.0%      1.2%



           Net sales for the first quarter of 1995 increased 10.4% to $153.4 million from $139.0 million during the first quarter of 1994, with the increase partially attributable to the acquisition of Pilliod Furniture, Inc. (Pilliod) on January 31, 1994. On a pro forma basis, assuming the Pilliod acquisition had occurred at the beginning of fiscal 1994, 1995 first quarter net sales would have increased from prior year levels by 4.6%. The increase in 1995 net sales over 1994 pro forma amounts was due to higher sales of upholstery, contract and higher-priced metal furniture.

           Cost of sales as a percentage of net sales increased to 82.5% in the first quarter of 1995 from 81.6% in the first quarter of 1994, decreasing the quarter's gross profit margin to 17.5% from 18.4% in 1994. The 1995 first quarter gross margin was negatively impacted by increases in raw material costs during the prior 12 months, particularly particleboard, medium-density fiberboard, packaging materials, glass and aluminum. Selective sales price increases, material substitutions and overhead reductions initiated in late 1994 and early 1995 did not produce benefits sufficient enough to offset the raw material cost increases. The Company believes that the higher raw material costs will continue to pressure the gross margins in 1995.

           Selling, general and administrative (SG&A) expenses were 15.5% of net sales for both the first quarter of 1995 and 1994.

           Other deductions were 2.0% of net sales for the first quarter of 1995, compared to 1.1% for the same period in 1994. The increase was primarily attributable to an increase in interest expense due to increased average outstanding borrowings, as well as an increase of over 2% in the average quarterly interest rate compared to the year earlier period.

           The Company's effective income tax rate of 31.4% in 1995's first quarter was comparable to 31.9% in the first quarter of 1994.

           For the first quarter of 1995, the Company's net earnings were $24,000, compared with $1.7 million, or $.07 per share, in the year-earlier period. On a pro forma basis, assuming the acquisition of Pilliod had occurred at the beginning of fiscal 1994, 1994 first quarter net earnings would have been $.08 per share.

       Liquidity and Capital Resources


           The Company's current ratio at April 1, 1995 was 3.1 to 1 compared to 3.0 to 1 at December 31, 1994. Net working capital totaled $133.3 million at April 1, 1995, compared to $123.7 million at December 31, 1994. The increase in working capital and the current ratio were primarily attributable to an increase in trade accounts receivable and inventories.

           During the first three months of 1995, the Company generated cash from net earnings plus depreciation and amortization of $4.6 million, compared to $5.5 million in the 1994 period. The cash generated in the first quarter of 1995 and 1994 was utilized to partially fund increases in working capital.

           During the first three months of 1995, capital spending totaled $3.2 million, compared to $10.1 million during the same period in 1994. The Company's 1995 capital expenditures is expected to approximate the current annual depreciation and amortization level of almost $18.0 million. The majority of the capital spending during the first quarters of both 1994 and 1995 was to complete capital projects initiated in the prior fiscal years.

           During the first quarter of 1995, the Company increased its long-term borrowings by $9.5 million, principally to fund working capital increases and capital expenditures. At April 1, 1995, the Company had outstanding long-term borrowings of $153.1 million, representing 47.0% of total capitalization, compared to $143.6 million or 45.3% of total capitalization at December 31, 1994. At April 1, 1995, the Company had $39.4 million in unused and available long-term revolving bank credit lines to meet future cash requirements.

                             PART II.  OTHER INFORMATION


       Item 6.   Exhibits and Reports on Form 8-K

                 (a) Exhibits
                     10.1 Transfer and Administration Agreement dated as of March 30, 1995, between Enterprise Funding Corporation, LADD Funding Corp., and LADD Furniture, Inc.

                     10.2 Receivables Purchase Agreement dated as of March 30, 1995, between LADD Funding Corp. and LADD Furniture, Inc.

                     10.3 Receivables Purchase Agreement dated as of March 30, 1995, between LADD Furniture, Inc., Clayton-Marcus Company, Inc., Barclay Furniture Co., and Pilliod Furniture, Inc.

                     10.4 Second Amendment to Amended and Restated Credit Agreement dated as of March 30, 1995, between the Company, Nationsbank, N.A., as agent and each of the banks signatory thereto.


                 (b) Reports on Form 8-K
                     None

                                      SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LADD Furniture, Inc.



       Date:  May 10, 1995                By:  s/William S. Creekmuir
                                               William S. Creekmuir
                                               Senior Vice President
                                               and Chief Financial Officer