Form 10-Q
period 1995-07-01
LADD FURNITURE INC
filed 1995-08-15
CIK 721669

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549

               Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




  For the Quarter Ended July 1, 1995          Commission File No. 0-11577



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

  Yes   x              No

                              ______________________


  As of August 11, 1995 there were 7,725,236 shares of Common Stock ($.30 par value) of the registrant outstanding.

                           PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                        LADD FURNITURE, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
For the thirteen weeks and twenty-six weeks ended July 1, 1995 and July 2, 1994
                    (Amounts in thousands, except per share data)
                                  (Unaudited)


                                              13 Weeks Ended       26 Weeks Ended
                                              July 1,  July 2,   July 1,     July 2,
                                                1995     1994      1995       1994

Net sales                                     $ 148,989  153,182   302,377    292,221

Cost of sales                                   133,492  122,657   260,052    236,112

  Gross profit                                   15,497   30,525    42,325     56,109

Selling, general and
administrative expenses                          28,335   23,996    52,151     45,565

Restructuring expense (Note 2)                   25,696      -      25,696        -

  Operating income (loss)                       (38,534)   6,529   (35,522)    10,544

Other deductions:
Interest expense                                  2,846    2,206     5,649      3,840
Other, net                                        2,687      524     2,861        476
                                                  5,533    2,730     8,510      4,316

  Earnings (loss) before income taxes           (44,067)   3,799   (44,032)     6,228

Income tax expense (benefit)                    (16,744)   1,094   (16,733)     1,868

  Net earnings (loss)                         $ (27,323)   2,705   (27,299)     4,360

Net earnings (loss) per common share          $   (3.54)    0.35     (3.54)      0.57


Weighted average number of
common shares outstanding                       7,725    7,697     7,715        7,694

                    LADD FURNITURE, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                      July 1, 1995 and December 31, 1994
                   (Amounts in thousands, except share data)


                                    ASSETS

                                                              July 1,
                                                                1995         December 31
                                                             (Unaudited)        1994*

Current assets:
 Cash                                                         $    1,406             576
 Trade accounts receivable, less allowances
   for doubtful receivables, discounts,
   returns and allowances of $3,862 and $4,294,
   respectively                                                   41,347          52,735
 Inventories (Note 3)                                             91,127         122,083
 Prepaid expenses and other current assets                        11,670          10,053

        Total current assets                                     145,550         185,447

Property, plant and equipment, net                                83,826         109,522
Businesses held for sale, net (Note 2)                            31,184            -
Intangible and other assets, net                                  76,515          83,847


                                                              $  337,075         378,816

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt (Note 5)              $      618             687
 Short-term bank borrowings (Note 5)                               1,950           5,000
 Trade accounts payable                                           24,059          28,360
 Accrued expenses and other current liabilities                   29,814          27,715

        Total current liabilities                                 56,441          61,762

Long-term debt, excluding current
 installments (Note 5)                                           145,287         143,584
Deferred compensation and other liabilities                        7,000           6,316
Deferred income taxes                                              4,769          15,248

        Total liabilities                                        213,497         226,910

Shareholders' equity:
 Preferred stock of $100 par value. Authorized
   500,000 shares; no shares issued                                 -                -
 Common stock of $.30 par value. Authorized
   50,000,000 shares; issued 7,725,236 and
   7,700,151 shares, respectively (Note 4)                         2,317           2,310
 Additional paid-in capital                                       49,883          49,516
 Currency translation adjustment                                       0            (208)
 Retained earnings                                                72,416         101,105
                                                                 124,616         152,723
 Less unamortized value of restricted stock                       (1,038)           (817)

        Total shareholders' equity                               123,578         151,906
                                                              $  337,075         378,816


* Derived from the Company's 1994 Annual Report.

                         LADD FURNITURE, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
          For the twenty-six weeks ended July 1, 1995 and July 2, 1994
                             (Amounts in thousands)
                                  (Unaudited)


                                                                 26 Weeks Ended

                                                              July 1,         July 2,
                                                               1995             1994

Cash flows from operating activities:
 Net earnings (loss)                                          $ (27,299)       4,360
 Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
    Depreciation of property, plant and equipment                 7,214        6,621
    Amortization                                                  2,199        1,600
    Restructuring expense                                        25,696          -
    Provision for losses on trade accounts receivable             2,401        1,473
    Gain on sales of property, plant and equipment                 (136)        (155)
    Provision for deferred income taxes                         (14,650)        (199)
    Increase (decrease) in deferred compensation and
      other liabilities                                             561         (667)
    Change in assets and liabilities, net of effects
     from purchase of Pilliod Furniture in 1994 and
     classification of businesses held for sale in 1995
      Increase in trade accounts receivable                      (4,293)      (5,508)
      (Increase) decrease in inventories                          7,266       (9,803)
      Increase in prepaid expenses and other
        current assets                                             (460)      (3,052)
      Decrease in trade accounts payable                           (123)      (1,411)
      Increase in accrued expenses and other
        current liabilities                                       6,082        4,531

    Total adjustments                                            31,757       (6,570)

    Net cash provided by (used in) operating activities           4,458       (2,210)

Cash flows from investing activities:
 Acquisition of Pilliod Furniture, net of cash
   acquired                                                          -       (23,847)
 Additions to property, plant and equipment                      (6,732)     (17,817)
 Proceeds from sales of property, plant and equipment                75          295
 Additions to other assets                                       (1,121)        (606)

    Net cash used in investing activities                        (7,778)     (41,975)

Cash flows from financing activities:
 Proceeds from long-term borrowings                               2,131       27,217
 Proceeds from (repayments of) short-term bank borrowings        (3,050)      22,650
 Proceeds from sales of trade accounts receivable                   315       31,000
 Proceeds from sale leaseback of equipment                        6,691          -
 Principal payments of long-term debt                              (497)     (35,171)
 Proceeds from common stock issued                                    7           22
 Dividends paid                                                  (1,390)      (1,385)

    Net cash provided by financing activities                      4,207       44,333

Effect of exchange rate changes on cash                             (57)         (62)

    Net increase in cash                                            830           86

Cash at beginning of period                                         576        1,350

Cash at end of period                                         $   1,406        1,436



Supplemental disclosures of cash flow information:
Cash paid during the period for interest                      $   5,585        3,703
Cash paid during the period for income taxes                        319        1,367

                           LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Shareholders' Equity
                         (Amounts in thousands, except share data)


                                                                          Currency                   Unamortized
                                    Number                   Additional      trans-                     value of      Total
                                   of shares     Common       paid-in       lation       Retained     restricted   shareholders'
                                    issued        stock       capital     adjustment     earnings        stock        equity

BALANCE AT JANUARY 1, 1994         7,688,719     $ 2,306       49,186         (170)       99,568          (787)      150,103

 Shares issued in connection
   with incentive stock
   option plan                           782          -            19           -             -             -             19

 Repurchase of restricted
   stock                              (6,142)         (1)        (170)          -             -            170            (1)

 Shares issued in connection
   with and amortization of
   employee restricted
   stock awards                       16,792           5          481           -             -           (200)          286

 Currency translation
   adjustment                            -            -            -            (38)          -             -            (38)

 Net earnings                            -            -            -            -          4,308            -          4,308

 Dividends paid                          -            -            -            -         (2,771)           -         (2,771)

BALANCE AT DECEMBER 31, 1994       7,700,151       2,310       49,516          (208)     101,105          (817)      151,906

 Repurchase of restricted
   stock                              (2,452)         (1)         (68)          -             -             68            (1)

 Shares issued in connection
   with and amortization of
   employee restricted
   stock awards                       27,537           8          435           -             -           (289)          154

 Currency translation
   adjustment                            -            -             -           (57)          -             -            (57)

 Reclassification to
   businesses held for sale              -            -             -           265           -             -            265

 Net loss                                -            -             -           -       (27,299)            -        (27,299)

 Dividends paid                          -            -             -           -        (1,390)            -         (1,390)

BALANCE AT JULY 1, 1995
 (UNAUDITED)                       7,725,236   $   2,317       49,883             0      72,416         (1,038)      123,578

     Notes:
     (1)  Quarterly Financial Data

          The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. During the quarter, a $10.2 million non-cash charge was recorded to write-off bank financing fees and increase reserves for slow moving and discontinued inventories, potential bad debts and other liabilities recognized during the second quarter. All other adjustments are of a normal recurring nature except as disclosed in Note 2 to the financial statements.

     (2)  Restructuring

          In June 1995, the Company recorded a $25.7 million non-cash restructuring charge. The restructuring charge resulted from the Company's plan to divest four operating companies (businesses held for sale), close four Company-owned retail stores and reorganize the remaining companies to improve operating performance. The restructuring charge consisted of: (a) $19.5 million to write-down the businesses held for sale to the lower of carrying value or estimated fair value, net of disposition expenses; (b) $3.3 million to increase reserves for costs associated with closing four retail stores (principally lease termination costs); (c) $1.7 million to write-down selected machinery to estimated fair value as a result of changes in manufacturing processes; and (d) $1.2 million to provide for severance expense and other costs. In connection with recording the restructuring charge, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (FAS 121). Adoption of FAS 121 was not material and had no effect on earlier interim periods.

          The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four businesses held for sale as of January 1, 1994, and excluding the restructuring expense recorded during the second quarter of 1995 (in thousands):



                                        13 Weeks Ended           26 Weeks Ended
                                      July 1,        July 2,    July 1,     July 2,
                                       1995          1994       1995        1994

          Net sales                 $  120,888       121,964   248,402      235,161

          Earnings (loss) before
           interest and income taxes   (12,441)        4,301    (8,476)       8,067

          The Company expects that the businesses being divested will be sold by the end of 1995. The Company intends to use the net cash proceeds from the sale of the businesses to reduce long-term debt.

          The following unaudited information shows the components included in businesses held for sale at July 1, 1995 (in thousands):

             Current assets                              $ 38,590
             Property, plan and equipment, net             17,179
             Other noncurrent assets                        5,363
             Current liabilities                          (10,713)
             Currency translation adjustment                  265
               Total assets, net                           50,684
             Reserve for loss                             (19,500)

             Businesses held for sale                    $ 31,184

     (3)  Inventories
          A summary of inventories follows (in thousands):



                                            July 1,               December 31,
                                              1995                   1994

          Inventories on the FIFO
           cost method:

            Finished goods                    $    55,704          65,046
            Work in process                        15,498          23,084
            Raw materials and supplies             31,342          47,997

             Total inventories on
                the FIFO cost method              102,544         136,127

          Less adjustments of certain inven-
           tories to the LIFO cost method         (11,417)        (14,044)

                                              $    91,127         122,083


          At July 1, 1995, businesses held for sale in the consolidated balance sheet included inventories totaling $23.7 million.

     (4)  Reverse Stock Split

          On May 12, 1995, shareholders approved a one-for-three reverse split of the Company's common stock which became effective May 16, 1995. This reverse split increased the par value of the common stock to $0.30 per share from $0.10 per share and decreased the issued shares to 7,725,236 from 23,171,799 prior to the reverse split. All per share data presented in the accompanying financial statements have been restated for the one-for-three stock split.

     (5)  Amendment of Long-Term Credit Facility

          Effective August 14, 1995, the Company's $190.0 million long-term credit facility was amended (the Amended Facility). Borrowings under the Amended Facility bear interest at rates selected periodically by the Company of LIBOR (6.0% at July 1, 1995) plus
          1 1/4%  to 2 3/4 %, prime (9.0% at July 1, 1995) plus 1/4% to
          1 3/4 %, or at a lesser rate based on the availability of bank funds. Under the Amended Facility, the Company pays a commitment fee of 3/8 % to 1/2% per annum on the unused portion of the revolving credit loan.

          The pricing of the Amended Facility is determined by a ratio of debt levels to cash flows, as specified. For the period August
          14, 1995 through April 1996, the Amended Facility will bear interest at LIBOR plus 2 1/4% or prime plus 1 1/4%, and the Company will pay a commitment fee of 1/2%. When the Company reduces its debt levels by $20.0 million or $40.0 million from the cash proceeds of the sale of companies as discussed in Note 2, the interest rate on the Amended Facility will be reduced by 1/8% or 1/4%, respectively.

          Borrowings under the facility prior to the amendment included interest at rates selected periodically by the Company of LIBOR plus 7/8%, prime or at a lesser rate based on the availability of bank funds. Commitment fees under this prior facility were 1/4% per annum on the unused portion of the revolving credit loan.

          At current borrowing levels and interest rates, the effect of the Amended Facility would be to lower profit before income taxes by approximately $2.1 million annually. In connection with amending the long-term credit facility, during the quarter ended July 1, 1995 the Company charged approximately $525,000 in unamortized financing fees to operations.

          Borrowings under the Amended Facility are unsecured but will become subject to a lien on substantially all the assets of the Company effective March 30, 1996 if the term loan component of the facility has not been reduced by $40.0 million by that date. The Amended Facility requires the maintenance of certain ratios pertaining to shareholders' equity, operating earnings, and operating cash flows and contains covenants which relate to future borrowings, liens on assets, specified amounts of consolidated net worth and capital spending, and the operations of the Company. At July 1, 1995, the Company was in compliance with covenants under the prior credit facility or had obtained waivers where violations existed thereto.

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Results of Operations
         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
     Operations:


                                    13 Weeks Ended          26 Weeks Ended
                                    July 1,    July 2,     July 1,        July 2,
                                      1995       1994        1995           1994

     Net sales                      100.0%      100.0%      100.0%         100.0%
     Cost of sales                   89.6        80.1        86.0           80.8
         Gross profit                10.4        19.9        14.0           19.2
     Selling, general and
       administrative expenses       19.1        15.6        17.2           15.6

     Restructuring expense           17.2          -          8.5             -
         Operating income (loss)    (25.9)        4.3       (11.7)           3.6
     Other deductions
       Interest expense               1.9         1.4         1.9            1.3
       Other, net                     1.8          .4          .9             .2
                                      3.7         1.8         2.8            1.5
     Earnings (loss) before
           income taxes             (29.6)        2.5       (14.5)           2.1
     Income tax expense (benefit)   (11.2)         .7        (5.5)            .6
         Net earnings (loss)        (18.4)%       1.8%       (9.0)%          1.5%

         Net sales for the second quarter and first six months of 1995 were $149.0 million and $302.4 million, respectively, compared with $153.2 million and $292.2 million during the comparable 1994 periods. Net sales in 1995 decreased from prior year levels by 2.7% for the second quarter and increased by 3.5% for the year-to-date. The decrease in the second quarter 1995 net sales was primarily due to decreased consumer demand for furniture. On a pro forma basis assuming the acquisition of Pilliod had occurred at the beginning of fiscal year 1994, 1995 year-to-date net sales would have increased from prior year levels by 1.0%.

         Cost of sales as a percentage of net sales increased to 89.6% for the second quarter of 1995 and 86.0% for the year-to-date, compared to 80.1% and 80.8%, respectively, in 1994. This increase resulted in a decrease in the gross profit margins to 10.4% for the second quarter and 14.0% for the year-to-date, from 19.9% and 19.2%, respectively, in 1994. The increase in the cost of sales was primarily attributable to a $5.3 million non-cash charge to increase reserves for slow-moving and discontinued inventories. The charge was recorded as a result of a change in industry conditions requiring further discounting for sale of such goods. High raw material costs continued to negatively impact gross margins in the second quarter and first six months of 1995. Also, due to
                                       -9-
     the recent sluggish sales pace in the furniture industry, several of the Company's plants took increased downtime in the second quarter to
     reduce  inventories.    These  temporary  plant  shutdowns resulted in
     unabsorbed fixed costs, which further reduced the quarter's gross margins.

         Selling, general and administrative (SG&A) expenses increased to 19.1% of net sales for the second quarter of 1995 from 15.6% for the same period in 1994, while first half SG&A expenses increased to 17.2% from 15.6% in 1994. During the second quarter, the Company recorded a $2.3 million non-cash charge to increase bad debt reserves due to current industry conditions, and to provide for other miscellaneous expenses. Additionally, higher marketing expenses were incurred during the second quarter in conjunction with the large number of new products introduced at the Spring furniture market.

         The $25.7 million restructuring expense incurred in the second quarter of 1995 resulted from the Company's plans to divest four operating companies and restructure its remaining operating companies to improve operating performance. As set forth in Note 2, the reserves included a non-cash charge to write-down the businesses held for sale to the lower of carrying value or estimated fair values, to provide for expected losses from the closing of four Company-owned retail stores, to write-down selected machinery due to changes in manufacturing processes, and to provide for severance expense and other costs.

         Other deductions were 3.7% of net sales for the second quarter and 2.8% for the first six months of 1995, compared to 1.8% and 1.5%, respectively, in 1994. The increase in other deductions was primarily due to an increase in interest expense resulting from an increase in a v e r a ge outstanding borrowings, coupled with an increase of approximately 2% in the average quarterly and first six months interest rate compared to the same periods of 1994. Included in other deductions in the second quarter of 1995 were non-cash charges totaling $2.2 million attributable to the write-off of bank financing fees and other noncurrent assets, and the recognition of other liabilities.

         The significant pre-tax operating loss recorded for the first half of 1995, as well as the anticipated realization by year-end of the restructuring charges included therein, caused the current year effective income tax rate to rise to 38%, as compared with 30% for the year earlier period. The financial reporting effect of the anticipated 1995 net operating loss (which will be carried back three years and then forward 15 years or until used in full) on the tax rate is to defer recognition of the rate-reducing benefits of previously initiated tax planning efforts until realization is reasonably assured.

         The Company's net loss was $27.3 million, or $3.54 per share, for the second quarter of 1995, compared with net earnings of $2.7 million, or $.35 per share for the same quarter of 1994. The first half net loss was $27.3 million, or $3.54 per share for 1995, compared with net earnings of $4.4 million, or $.57 per share, for 1994.

    Liquidity and Capital Resources

         The Company's current ratio at July 1, 1995 was 2.6 to 1 compared to 3.0 to 1 at December 31, 1994. Net working capital totaled $89.1 million at July 1, 1995 compared to $123.7 million at December 31, 1994. The decline in the current ratio and the decrease in net working capital were primarily attributable to the current assets and liabilities of the companies to be divested being reclassified to a
     noncurrent   asset,  businesses  held  for  sale.    Exclusive  of the
     reclassification and the $5.3 million increase in reserves recorded in the second quarter for slow moving and discontinued inventories, inventories declined year-to-date by $2.0 million as a result of shipments and plant downtown taken during the year.

         During the first six months of 1995, the Company generated cash from net earnings plus depreciation, amortization and restructuring expense of $7.8 million compared to $12.6 million in 1994. The cash generated in 1995 and 1994's first half of the year was utilized to fund working capital needs and capital expenditures.

         During the first six months of 1995, capital spending totaled $6.7 million compared to $17.8 million during the same period in 1994. Capital expenditures in the first half of 1994 were funded largely from borrowings under the Company's long-term and short-term revolving
     credit lines.    A  majority of the capital spent during the first six
     months of 1995 was to complete capital projects initiated in 1994 and early 1995.

         During the second quarter of 1995, the Company's short-term bank borrowings declined $3.1 million and long-term borrowings declined $7.8 million resulting in a $10.9 million reduction in total debt. The quarterly decrease in debt resulted from working capital reductions and a $6.7 million sale/leaseback of selected machinery and equipment. The Company had outstanding long-term borrowings of $145.3 million at July 1, 1995, representing 51.8% of total capitalization at that date, compared to $143.6 million or 45.3% at December 31, 1994. At July 1, 1995, the Company had $50.1 million in unused and available long-term revolving bank credit lines to meet future cash requirements.

         As a result of the Company's 1995 second quarter operating performance and restructuring, the Company would have violated certain covenants in its long-term credit facility if waivers had not been obtained from the Company's bank group. On August 14, 1995, the Company's long-term credit facility was amended as discussed in Note 5. The amended long-term credit facility will result in higher interest
     expense  for  the  Company  in  the  foreseeable  future.   At current
     borrowing levels and interest rates, the effect of the Amended Facility would be to lower profit before income taxes by approximately $2.1 million annually.

                           PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders

               The annual meeting of shareholders of the Company was held in High Point, North Carolina on May 12, 1995. Of the 23,171,799 shares of common stock outstanding on the record date, 19,495,679 shares were present in person or by proxy. The share information is stated at the amount prior to the one-for-three reverse stock split as the split did not become effective until May 16, 1995. Those shares were voted on the following matters as set forth below:

               A.  Election of Directors:

                   Richard R. Allen              Fred L. Schuermann, Jr.
                   For:             19,110,452   For:            19,114,415
                   Abstentions:        385,227   Abstentions:       381,264
                   Broker Non-Votes:         0   Broker Non-Votes:        0

                   William B. Cash               Don A. Hunziker
                   For:             18,785,427   For:            19,110,882
                   Abstentions:        710,252   Abstentions:       384,797
                   Broker Non-Votes:         0   Broker Non-Votes:        0

                   James H. Corrigan, Jr.        Thomas F. Keller
                   For:             18,809,325   For:            18,808,725
                   Abstentions:        686,354   Abstentions:       686,954
                   Broker Non-Votes:         0   Broker Non-Votes:        0

                   O. William Fenn, Jr
                   For:             19,115,652
                   Abstentions:        380,027
                   Broker Non-Votes:         0

               B. Proposal to ratify the election of KPMG Peat Marwick LLP as independent auditors of the Company for 1995:

                   For:             19,395,369
                   Against:             74,907
                   Abstentions:         25,403
                   Broker Non-votes:         0

               C.  Proposal  to  approve  the  amendment  to  the  Company's
                   Articles of Incorporation and the concurrent one-for-three reverse stock split:

                   For:             17,026,510
                   Against:          2,469,169
                   Abstentions:              0
                   Broker Non-votes:         0

     Item 5.   Other Information

               On August 14, 1995 the Company entered into the Third Amendment to Amended and Restated Credit Agreement with Nationsbank, N.A. (Carolinas), as agent, amending various financial covenants, increasing the interest rates applicable
               to   borrowings,  providing  for  prepayment  of  term  loan
               borrowings upon divesture of certain operating units of the Company, and providing for the possible pledging of essentially all of the assets of the Company and its subsidiaries as security for the borrowings, if the term loan is not reduced by $40.0 million prior to March 30, 1996.


     Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits
                   10.1   Articles of Amendment of LADD Furniture, Inc.

                   10.2 Amendment Agreement No. 1 dated as of June 7, 1995 amending Exhibit A-1 to the Equipment Leasing Agreement dated as of December 15, 1994 between Unionbanc Leasing Corporation and LADD Furniture, Inc.

                   10.3 Amendment Agreement No. 1 dated as of June 7, 1995 amending Exhibit A-1 to the Equipment Leasing Agreement dated as of December 15, 1994 between BOT Financial Corporation and LADD Furniture, Inc.

                   10.4 Amendment Agreement No. 1 dated as of June 15, 1995 amending Lease Supplement No. One to the Equipment Leasing Agreement dated as of December
                          15, 1994 between BOT Financial Corporation and LADD Furniture, Inc.

                   10.5 Third Amendment to Amended and Restated Credit Agreement dated as of August 14, 1995, between the Company, Nationsbank, N.A., as agent and each of the banks signatory thereto.

               (b) Reports on Form 8-K
                   During the quarter, the Company filed a Form 8-K/A-2 dated April 24, 1995 amending the Form 8-K report dated February 14, 1994 which reported under Item 2 the Company's acquisition of all of the outstanding stock of Pilliod Holding Company (Pilliod). The Form 8-K/A-2 also amended the Form 8-K/A-1 dated April 8, 1994 which included the audited financial statements for Pilliod for the nine months ended January 31, 1994 and pro forma financial data reflecting the combination of the Company and Pilliod as if the acquisition had occurred January 3, 1993.

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LADD Furniture, Inc.



     Date:  August 15, 1995             By:  s/William S. Creekmuir
                                             William S. Creekmuir
                                             Senior Vice President
                                             and Chief Financial Officer