Form 10-Q
period 1995-09-30
LADD FURNITURE INC
filed 1995-11-14
CIK 721669

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934




For the Quarter Ended September 30, 1995         Commission File No. 0-11577


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

                         ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x        No

                          ----------------------


As of November 13, 1995 there were 7,726,906 shares of Common Stock ($.30 par value) of the registrant outstanding.

                                     PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                               LADD FURNITURE, INC. AND SUBSIDIARIES

                               Consolidated Statements of Operations

                          For the thirteen weeks and thirty-nine weeks
                             ended Sept. 30, 1995 and Oct. 1, 1994

                         (Amounts in thousands, except per share data)

                                          (Unaudited)




                                    13 Weeks Ended             39 Weeks Ended
                             Sept. 30,       Oct. 1,       Sept. 30,      Oct. 1,
                               1995           1994           1995          1994

Net sales                   $ 159,144       153,182         461,521       445,403
Cost of sales                 130,549       123,640         390,601       359,752
    Gross profit               28,595        29,542          70,920        85,651
Selling, general and
    administrative expenses    23,402        23,562          75,553        69,127
Restructuring expense (Note 2)    -             -            25,696           -
    Operating income (loss)     5,193         5,980         (30,329)       16,524
Other deductions:
    Interest expense            2,997         2,328           8,646         6,168
    Other, net                    163           445           3,024           921
                                3,160         2,773          11,670         7,089
    Earnings (loss) before
       income taxes             2,033         3,207         (41,999)        9,435

Income tax expense (benefit)      142           962         (16,591)        2,830
    Net earnings (loss)     $   1,891         2,245         (25,408)        6,605
Net earnings (loss) per
    common share            $    0.24          0.29           (3.29)         0.86

Weighted average number of
  common shares outstanding     7,726         7,700           7,719         7,696


                 LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                September 30, 1995 and December 31, 1994
               (Amounts in thousands, except share data)



                                 ASSETS

                                                                                      September 30,
                                                                                         1995                        December 31,
                                                                                     (Unaudited)                         1994*
                                                                                    --------------                   ------------

Current assets:
   Cash                                                                                $  2,913                           576
   Trade accounts receivable, less allowances for
     doubtful receivables, discounts, returns and
     allowances of $3,867 and $4,294, respectively                                       45,337                        52,735
   Inventories (Note 3)                                                                  86,313                       122,083
   Prepaid expenses and other current assets                                             10,520                        10,053
          Total current assets                                                          145,083                       185,447
Property, plant and equipment, net                                                       82,567                       109,522
Businesses held for sale, net (Note 2)                                                   32,587                            -
Intangible and other assets, net                                                         76,631                        83,847
                                                                                       $336,868                       378,816
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt (Note 5)                                     $    558                           687
   Short-term bank borrowings (Note 5)                                                    2,450                         5,000
   Trade accounts payable                                                                26,517                        28,360
   Accrued expenses and other current liabilities                                        30,629                        27,715
          Total current liabilities                                                      60,154                        61,762
Long-term debt, excluding current
   installments (Note 5)                                                                140,182                       143,584
Deferred compensation and other liabilities                                               7,053                         6,316
Deferred income taxes                                                                     4,255                        15,248
          Total liabilities                                                             211,644                       226,910

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
          500,000 shares; no shares issued                                                   -                            -
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,726,906 and
     7,700,151 shares, respectively (Note 4)                                              2,318                         2,310
   Additional paid-in capital                                                            49,905                        49,516
   Currency translation adjustment                                                           -                           (208)
   Retained earnings                                                                     73,959                       101,105
                                                                                        126,182                       152,723
   Less unamortized value of restricted stock                                             (958)                         (817)
          Total shareholders' equity                                                    125,224                       151,906
                                                                                       $336,868                       378,816


* Derived from the Company's 1994 Annual Report.

                 LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
    For the thirty-nine weeks ended Sept. 30, 1995 and Oct. 1, 1994
                         (Amounts in thousands)
                              (Unaudited)


                                                                                                    39 Weeks Ended
                                                                                  -------------------------------------------------

                                                                                        Sept. 30,                        Oct. 1,
                                                                                          1995                            1994
                                                                                      -----------                       ---------
Cash flows from operating activities:
   Net earnings (loss)                                                                 $(25,408)                           6,605
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                        9,891                          10,247
      Amortization                                                                         2,954                           2,176
      Restructuring expense                                                               25,696                               -
      Provision for losses on trade accounts receivable                                    2,422                           2,332
      Gain on sales of property, plant and equipment                                       (373)                           (171)
      Provision for deferred income taxes                                               (15,526)                           (199)
      Increase (decrease) in deferred compensation and
        other liabilities                                                                    737                           (416)
      Change in assets and liabilities, net of effects
       from  purchase  of  Pilliod  Furniture  in  1994  and  classification  of businesses held for sale in 1995:
        Increase in trade accounts receivable                                           (15,554)                        (11,965)
        (Increase) decrease in inventories                                                10,999                         (8,794)
        (Increase) decrease in prepaid expenses and
          other current assets                                                             2,424                         (4,063)
        Decrease in trade accounts payable                                                 1,887                           1,097
        Increase in accrued expenses and other
          current liabilities                                                              5,915                           4,861
      Total adjustments                                                                   31,472                         (4,895)
      Net cash provided by operating activities                                            6,064                           1,710
Cash flows from investing activities:
   Acquisition of Pilliod Furniture, net of cash
     acquired                                                                                  -                        (23,847)
   Additions to property, plant and equipment                                            (8,557)                        (25,776)
   Proceeds from sales of property, plant and equipment                                      170                             914
   Additions to other assets                                                             (1,678)                           (394)
      Net cash used in investing activities                                             (10,065)                        (49,103)
Cash flows from financing activities:
   Proceeds from long-term borrowings                                                        231                          27,511
   Proceeds from (repayments of) short-term bank borrowings                              (2,550)                          25,600
   Proceeds from sales of trade accounts receivable                                        7,515                          34,000
   Proceeds from sale leaseback of equipment                                               6,691                               -
   Principal payments of long-term debt                                                  (3,762)                        (35,345)
   Proceeds from common stock issued                                                           8                              23
   Dividends paid                                                                        (1,738)                         (2,078)
      Net cash provided by financing activites                                             6,395                          49,711
Effect of exchange rate changes on cash                                                     (57)                            (22)
      Net increase in cash                                                                 2,337                           2,296
Cash at beginning of period                                                                  576                           1,350
Cash at end of period                                                                  $   2,913                           3,646
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                             $   8,487                           5,242
  Cash paid during the period for income taxes                                               327                           1,999


                 LADD FURNITURE, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
               (Amounts in thousands, except share data)



                                                                            Currency                    Unamortized
                                  Number                     Additional      trans-                      value of        Total
                                 of shares        Common      paid-in        lation        Retained     restricted    shareholders'
                                  issued          stock       capital      adjustment      earnings        stock         equity
                                ---------       ---------   ----------    ------------    ----------   ------------   ------------


BALANCE AT JANUARY 1, 1994 ...   7,688,719      $ 2,306       49,186        (170)           99,568        (787)         150,103

   Shares issued in connection
     with incentive stock
     option plan .............          782        --             19        --                --          --                 19

   Repurchase of restricted
     stock ...................       (6,142)         (1)        (170)       --                --           170               (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards ............       16,792           5          481        --                --          (200)             286

   Currency translation
     adjustment ..............         --          --           --           (38)             --          --                (38)

   Net earnings ..............         --          --           --          --               4,308        --              4,308

   Dividends paid ............         --          --           --          --              (2,771)       --             (2,771)

BALANCE AT DECEMBER 31, 1994 .    7,700,151       2,310       49,516        (208)          101,105        (817)         151,906

   Repurchase of restricted
     stock ...................       (2,452)         (1)         (68)       --                --            68               (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards ............       29,207           9          457        --                --          (209)             257

   Currency translation
     adjustment ..............         --          --           --           (57)             --          --                (57)

   Reclassification to
     businesses held for sale          --          --           --           265              --          --                265

   Net loss ..................         --          --           --          --             (25,408)       --            (25,408)

   Dividends paid ............         --          --           --          --              (1,738)       --             (1,738)

BALANCE AT SEPTEMBER 30, 1995
   (UNAUDITED) ...............   7,726,906      $ 2,318       49,905           0            73,959        (958)         125,224

                                   5

Notes:



(1) Quarterly Financial Data


    The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. During the second quarter of 1995, a $10.2 million non-cash charge was recorded to write-off bank financing fees and increase reserves for slow moving and discontinued inventories, potential bad debts and other liabilities recognized during the second quarter. All other adjustments are of a normal recurring nature except as disclosed in Note 2 to the financial statements.

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

    The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four businesses held for sale as of January 1, 1994, and excluding the restructuring expense recorded during the second quarter of 1995 (in thousands):


                                                                          13 Weeks Ended                 39 Weeks Ended
                                                                       Sept. 30,      Oct. 1,       Sept. 30,        Oct 1,
                                                                         1995          1994           1995            1994

         Net sales                                                     $132,695       124,801       380,808         359,285

         Earnings (loss) before
           interest and income taxes                                      3,632         5,102        (5,818)         11,740


    The Company expects that the businesses held for sale will be sold by the end of the first quarter of 1996. The Company intends to use the net cash proceeds realized from selling these businesses to reduce long-term debt.

    The following unaudited information shows the components included in businesses held for sale at September 30, 1995 (in thousands):

               Current assets                                                    $ 38,349
               Property, plant and equipment, net                                  17,152
               Other noncurrent assets                                              5,275
               Current liabilities                                                 (9,057)
               Currency translation adjustment                                        265
                 Total assets, net                                                 51,984
               Reserve for loss                                                   (19,397)
               Businesses held for sale                                          $ 32,587


(3) Inventories

    A summary of inventories follows (in thousands):


                                                                        September 30,         December 31,
                                                                            1995                1994
         Inventories on the FIFO cost method:

             Finished goods                                             $ 51,308                65,046
             Work in process                                              15,134                23,084
             Raw materials and supplies                                   31,288                47,997

               Total inventories on
                  the FIFO cost method                                    97,730               136,127

         Less adjustments of certain inven-
          tories to the LIFO cost method                                 (11,417)              (14,044)

                                                                        $ 86,313               122,083

         At September 30, 1995, inventories totaling $24.8 million were included in businesses held for sale in the consolidated balance sheet.

(4) Reverse Stock Split

    On May 12, 1995, shareholders approved a one-for-three reverse split of the Company's common stock which became effective May
    16, 1995. This reverse split increased the par value of the common stock to $0.30 per share from $0.10 per share and decreased the issued shares to 7,725,236 from 23,171,799 prior to the reverse split. All per share data presented in the accompanying consolidated financial statements have been restated for the one-for-three stock split.

(5) Amendment of Long-Term Credit Facility

    Effective August 14, 1995, the Company's $190.0 million long-term credit facility was amended (the Amended Facility). Borrowings under the Amended Facility bear interest at rates selected periodically by the Company of LIBOR (5.95% at September 30, 1995) plus 1 1/4% to 2 3/4%, prime (8.75% at September 30, 1995) plus 1/4% to 1 3/4%, or at a lesser rate based on the availability of bank funds. Under the Amended Facility, the Company pays a commitment fee of % to 1/2% per annum on the unused portion of the revolving credit loan.

    The pricing of the Amended Facility is determined by a ratio of debt levels to cash flows, as specified. For the period August 14, 1995 through April 1996, the Amended Facility will bear interest at LIBOR plus 2 1/4% or prime plus 1 1/4%, and the Company will pay a commitment fee of 1/2%. However, if prior to April 1, 1996 the Company reduces its debt levels by $20.0 million or $40.0 million from the cash proceeds of the sale of companies as discussed in Note 2, the interest rate on the Amended Facility will be reduced by % or 1/4%, respectively.

    Prior to the amendment, borrowings under the facility included interest at rates selected periodically by the Company of LIBOR plus %, prime or at a lesser rate based on the availability of bank funds. Commitment fees under this prior facility were 1/4% per annum on the unused portion of the revolving credit loan.

    At current borrowing levels and interest rates, the effect of the Amended Facility will be to lower profit before income taxes by approximately $1.9 million annually. In connection with amending the long-term credit facility the Company charged to operations approximately $525,000 in unamortized financing fees during the thirty-nine weeks ended September 30, 1995.

    Borrowings under the Amended Facility are unsecured but will become subject to a lien on substantially all the assets of the Company effective March 30, 1996 if the term loan component of the facility has not been reduced by $40.0 million by that date. The Amended Facility requires the maintenance of certain ratios pertaining to shareholders' equity, operating earnings, and
    operating  cash  flows  and  contains   covenants  which  relate  to
    future borrowings, liens on assets, specified amounts of consolidated net worth and capital spending, and the operations of the Company. At September 30, 1995, the Company was in compliance with covenants under the Amended Facility.

(6) Subsequent Event

    On November 7, 1995 the Company signed a definitive agreement to sell 100 percent of the stock of its wholly-owned subsidiary, Brown Jordan Company, and related intellectual property to BJCL, Inc. for $28.6 million in cash, subject to certain working capital adjustments. The transaction is expected to be concluded during December 1995, following regulatory approval and the completion of financing arrangements.

    Additionally, on November 6, 1995 the Company signed a definitive agreement to sell the operating assets of its Lea Lumber & Plywood division for cash to Lea Lumber & Plywood, LLC. The transaction is expected to be completed by the end of 1995.

    The anticipated net proceeds from the sale of Brown Jordan and Lea Lumber & Plywood are not less than the value of the related assets recorded at September 30, 1995.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations


        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
Operations:


                                                     13 Weeks Ended                  39 Weeks Ended
                                                Sept. 30,         Oct. 1,        Sept. 30,       Oct. 1,
                                                  1995             1994             1995          1994

Net sales                                        100.0%            100.0%           100.0%        100.0%
Cost of sales                                     82.0              80.7            84.           680.8
        Gross profit                              18.0              19.3            15.4           19.2
Selling, general and
   administrative expenses                        14.7              15.4            16.4           15.5
Restructuring expense                               -                 -              5.6             -
        Operating income (loss)                    3.3               3.9            (6.6)           3.7
Other deductions
   Interest expense                                1.9               1.5             1.9            1.4
   Other, net                                      0.1                .3              .6             .2
                                                   2.0               1.8             2.5            1.6
        Earnings (loss) before
          income taxes                             1.3               2.1            (9.1)           2.1
Income tax expense (benefit)                       0.1                .6            (3.6)            .6
        Net earnings (loss)                        1.2%              1.5%           (5.5)%          1.5%


     Net sales for the third quarter and first nine months of 1995 were $159.1 million and $461.5 million, respectively, compared with $153.2 million and $445.4 million during the comparable 1994 periods. Net sales in 1995 increased from prior year levels by 3.9% for the third quarter and 3.6% for the year-to-date. The increases in the third quarter and year-to-date sales were primarily due to higher sales achieved by the Company's upholstery and contract businesses. On a pro forma basis, assuming the acquisition of Pilliod Furniture, Inc. had occurred at the beginning of fiscal year 1994, the 1995 year-to-date net sales increase would have been 1.9%.

     Cost of sales as a percentage of net sales increased to 82.0% for the third quarter of 1995 and 84.6% for the year-to-date, from 80.7% and 80.8%, respectively, in 1994. This increase resulted in a decrease in the gross profit margin to 18.0% for the third quarter and 15.4% for the year-to-date, from 19.3% and 19.2%, respectively, in 1994. The increase in the cost of sales for the year-to-date was primarily attributable to a $5.3 million non-cash 1995 second quarter charge to
increase   reserves  for   slow-moving and   discontinued inventories.
The charge was recorded as a result of a change in industry conditions requiring further discounting for sale of such goods. Gross margins in the third quarter and first nine months of 1995 were negatively impacted by high raw material costs and plant downtime. Additionally, due to the recent sluggish sales pace in the casegoods portion of the furniture industry, promotional discounts offered in reaction to competitive industry pricing also reduced the 1995 third quarter and year-to-date gross margins.

    Selling,  general and administrative  (SG&A) expenses decreased to
14.7% of net sales for the third  quarter  of 1995 from  15.4% for the same  period in 1994,  while first nine months SG&A  expenses  increased to 16.4% from 15.5% in 1994. SG&A expense for the first nine months of
1995 included non-cash charges totalling $2.3 million to increase bad debt reserves due to current industry conditions and to provide for other
miscellaneous   expenses,   without  which,  1995 year-to-date  SG&A
expenses would have been 15.9% of net sales. The decrease in the current quarter's SG&A expense from the year-earlier period is a result of ongoing cost control efforts.

    The $25.7 million restructuring expense incurred in the second quarter of 1995 resulted from the Company's plans to divest four operating companies and restructure its remaining operating companies to improve operating performance. As set forth in Note 2, these reserves included a non-cash charge to write-down the businesses held for sale to the lower of carrying value or estimated fair value; provide for expected losses from the closing of four Company-owned retail stores; write-down selected machinery due to changes in manufacturing processes; and provide for severance expense and other costs.

    Other deductions were 2.0% of net sales for the third quarter and 2.5% for the first nine months of 1995, compared to 1.8% and 1.6%, respectively, in 1994. The increase in other deductions for both periods was primarily due to increased interest expense resulting from higher average outstanding borrowings and an increase of over 2% in the average quarterly and first nine months interest rates compared to the same periods of 1994. Included in other deductions in the first nine months of 1995 were non-cash charges totaling $2.2 million, attributable to the write off of bank financing fees and other noncurrent assets and the recognition of other liabilities.

    The significant pre-tax operating loss recorded for the first nine months of 1995, as well as the anticipated realization of the restructuring charges, other temporary differences and tax credits, caused the current year effective income tax rate to rise to 39.5%, as compared with 30% for the year-earlier period. Because of the significance of the anticipated 1995 net operating loss (which will be carried back three years and then forward 15 years or until used in full) the recognition of the rate-reducing benefits of previously initiated tax planning efforts has been deferred until realization is reasonably assured. The third quarter effective income tax rate of 7.0% results from a cumulative adjustment of the 38.0% tax rate, estimated at June 30, 1995, to the current estimated annual tax rate of 39.5%.

    The Company's net earnings were $1.9 million, or $0.24 per share, for the third quarter of 1995, compared with $2.3 million, or $.29 per share for the same quarter of 1994. The nine months net loss was $25.4 million, or $3.29 per share for 1995, compared with net earnings of $6.6 million, or $.86 per share, for 1994.

Liquidity and Capital Resources

    The Company's current ratio at September 30, 1995 was 2.4 to 1 compared to 3.0 to 1 at December 31, 1994. Net working capital totaled $84.9 million at September 30, 1995, down from $123.7 million at December 31, 1994. The declines in the current ratio and net working capital were primarily attributable to the reclassification of the current assets and liabilities of the companies to be divested to a noncurrent asset, businesses held for sale. Exclusive of this reclassification and the $5.3 million increase in reserves recorded in the second quarter of 1995 for slow moving and discontinued inventories, September 30, 1995 inventories declined by an additional $5.7 million from December 31, 1994 as a result of shipments and plant downtown taken during the year.

    During the first nine months of 1995, the Company generated cash from net earnings (loss) plus depreciation, amortization and restructuring expense of $13.1 million compared to $19.0 million in 1994. The cash generated in the first nine months of 1995 and 1994 was utilized to fund working capital needs and capital expenditures.

    During the first nine months of 1995, capital spending totaled $8.6 million compared to $25.8 million during the same period in 1994. Capital expenditures in the first nine months of 1995 were funded largely by cash generated from operations and a decrease in working capital. A majority of the capital spent during the first nine months of 1995 was to complete capital projects initiated in 1994 and early 1995.

    During 1995, the Company's short-term bank borrowings declined $2.6 million, while long-term borrowings declined $3.5 million. Moreover, total debt has declined by more than $15.0 million during the past six months. The decrease in total debt resulted from working capital reductions and a $6.7 million sale/leaseback of selected machinery and equipment. The Company had $140.2 million of outstanding long-term borrowings at September 30, 1995, representing 50.8% of total capitalization at that date, compared to $143.6 million or 45.3% of total capitalization at December 31, 1994. At September 30, 1995, the Company had $54.6 million in unused long-term revolving bank credit lines, of which $14.6 million was available to meet future cash requirements.

    On August 14, 1995, the Company's long-term credit facility was amended as discussed in Note 5. The amended long-term credit facility will result in higher interest expense for the Company for the foreseeable future. At current borrowing levels and interest rates, the effect of the Amended Facility would be to lower profit before income taxes by approximately $1.9 million annually. At September 30, 1995, the Company was in compliance with all covenants under the Amended Facility.

                       PART II. OTHER INFORMATION


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

            On November 7, 1995 the Company signed a definitive agreement to sell 100 percent of the stock of its wholly-owned subsidiary, Brown Jordan Company, and related intellectual property to BJCL, Inc. for $28.6 million in
            cash,   subject  to  certain   working   capital
            adjustments. The transaction is expected to be concluded during December 1995, following regulatory approval and the completion of financing arrangements.

            Additionally, on November 6, 1995 the Company signed a definitive agreement to sell the operating assets of its Lea Lumber & Plywood division for cash to Lea Lumber & Plywood, LLC. The transaction is expected to be completed by the end of 1995.

            The anticipated net proceeds from the sale of Brown Jordan and Lea Lumber & Plywood are not less than the value of the related assets recorded at September 30, 1995.

Item 6.     Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       10.1 Presss release dated November 8, 1995 regarding the sale of Brown Jordan Company.

                       10.2 Press release dated November 7, 1995 regarding the sale of Lea Lumber & Plywood.

                  (b)  Reports on Form 8-K
                       None
                                   13

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LADD Furniture, Inc.



Date:  November 14, 1995                    By:   s/William S. Creekmuir
                                                  William S. Creekmuir
                                                  Senior Vice President
                                                  and Chief Financial Officer