Form 10-K405
period 1995-12-30
LADD FURNITURE INC
filed 1996-03-28
CIK 721669

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[(check mark)] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT
    OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 30, 1995

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

Registrant's telephone number, including area code: 910-889-0333

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock -- $.30 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  (check mark)      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [(check mark)]

     Market value of 6,278,354 shares held by nonaffiliates as of March 5, 1996, was $75,340,248.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                7,724,259 shares outstanding as of March 5, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 1995 Annual Shareholders Meeting are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LADD Furniture, Inc., incorporated in 1981 under the laws of the State of North Carolina, is a leading residential furniture manufacturer which sells its products through diverse retail distribution channels as well as to the hospitality and health care industries. The Company produces a wide range of furniture designed to appeal to a spectrum of customers seeking quality, style, and value. The Company markets its furniture under various brand names, including American Drew, American of Martinsville, Barclay, Clayton Marcus, Lea, Pennsylvania House and Pilliod. Based upon industry data published in the trade publication FURNITURE/TODAY, LADD is currently the fifth largest U.S. manufacturer of residential furniture. Unless the context otherwise indicates, "LADD" and "Company" refer to LADD Furniture, Inc., its divisions, and consolidated subsidiaries. The executive offices of LADD are located in High Point, North Carolina.

INDUSTRY SEGMENTS

     In accordance with the instructions for this item, LADD is deemed to have been engaged in only one business segment, manufacture and sale of furniture, for the three years ended December 30, 1995.

SIGNIFICANT DEVELOPMENTS IN 1995

     DIVESTITURE OF FOUR OPERATING UNITS -- In order to concentrate on its core residential casegoods (wood furniture), residential upholstery and contract sales businesses, the Company recently divested three non-strategic and/or nonperforming businesses: (i) Brown Jordan, a manufacturer of leisure and outdoor furniture, which was sold in December 1995 for $26.2 million, (ii) Lea Lumber & Plywood, a provider of wood materials, which was sold in December 1995 for $5 million, and (iii) Fournier Furniture, a manufacturer of ready-to-assemble furniture, which was sold in February 1996 for $12 million. The Company used the net cash proceeds from these sales to reduce debt. In addition, the Company has entered into a contract to sell Daystrom Furniture, a kitchen and dinette furniture manufacturer, for $4 million. The transaction is scheduled to close by the end of March 1996, subject to the purchaser finalizing financing. Should the sale transaction not close and another purchaser not be identified, the Company intends to liquidate the Daystrom business. Collectively, these four businesses, while representing approximately $110 million of sales in 1995 (approximately 18% of 1995 net sales), generated a loss before interest and income taxes of approximately $2.2 million in 1995.

     MANAGEMENT RESTRUCTURING -- In December 1995, the Company completed the second phase of its restructuring plan by realigning its senior management team effective January 1, 1996 into three groups consistent with its product and customer base -- casegoods, upholstery and contract sales. At the same time, Richard R. Allen, one of LADD's founders and Chairman and Chief Executive Officer, announced his retirement as Chief Executive Officer. Fred L. Schuermann, Jr., formerly President and Chief Operating Officer, assumed the duties of President and Chief Executive Officer, effective January 1, 1996. At the same time, Kenneth E. Church, president of the Company's Clayton-Marcus subsidiary, was appointed president of the LADD Upholstery Group; Donald L. Mitchell, formerly president of a competitor company, was hired to become the president of the LADD Casegoods Group; and Michael P. Haley continued in his role as president of LADD Contract Sales. William S. Creekmuir, LADD's Chief Financial Officer, was promoted to Executive Vice President and assumed responsibility for the Company's international, corporate marketing and transportation business. Following the management realignment, the Company intends to continue to market its products under individually distinct brand names, but to reduce its administrative overhead structure through better utilization of existing synergies among its operating companies.

LADD'S BUSINESS GROUPS

     The Company has three primary operating groups: (i) residential casegoods, consisting primarily of bedroom, dining room and living room furniture, wall units and occasional tables, (ii) residential upholstery, consisting primarily of sofas, loveseats, recliners and chairs, and (iii) contract sales, consisting of casegoods and upholstery sold to the hospitality and health care industries, the U.S. government and educational institutions (collectively, contract sales). The Company distributes its casegoods and upholstery products directly and through approximately 300 independent sales representatives to more than 8,000 customers, including leading department stores, furniture retailers, mass merchandisers, catalog merchandisers, major hotel chains, and various specialty stores and retail companies. The Company also markets its furniture internationally to buyers in over 50 countries.

  LADD'S CASEGOODS GROUP

     American Drew manufactures and sells medium priced wood residential furniture. The products include various types of bedroom furniture (beds, dressers, night stands, mirrors, armoires, and dressing tables), dining room furniture (tables, chairs, buffets, chinas, and serving pieces), and living room occasional pieces (desks, end tables, coffee tables, entertainment units, wall units, and secretaries). American Drew products are manufactured in three plants located in North Wilkesboro, NC and are sold primarily to major independent furniture retailers, department stores, and regional furniture chains.

     Lea Industries manufactures and sells wood furniture for the youth and adult bedroom markets. Lea Industries' products include beds, dressers, night stands, mirrors, desks, bookshelves, hutches, armoires, and correlated modular furniture in a variety of styles, including traditional, contemporary and colonial. The products are priced in the medium to low-medium price ranges and are considered high volume, promotional products to major furniture retailers. The products are marketed under the "Lea Industries," "Charter House," and "Design Horizons" brand names primarily to national and regional chains, independent furniture retailers, national general retailers and department stores. Lea Industries' products are manufactured in four plants located in Waynesville, NC, Marion, VA, and Morristown, TN.

     Pennsylvania House manufactures solid wood residential furniture in American traditional, country and transitional styles. The Pennsylvania House product line is priced in the upper-medium price range. Pennsylvania House created and introduced the in-store gallery concept to the furniture retailing industry in 1975, and currently has established galleries with approximately 230 independent furniture retailers in the U.S., Japan and Mexico. Pennsylvania House-Casegoods operates two manufacturing plants located in Lewisburg and White Deer, PA.

     Pilliod Furniture, acquired by LADD on January 31, 1994, manufactures and markets a wide range of promotionally priced contemporary and traditional wood residential furniture, including master bedroom products, occasional tables, entertainment centers, wall systems, and dining room chinas. Pilliod Furniture's products are marketed under the Pilliod and Symmetry brand names. The Company's products are sold throughout the United States through large volume customers, mainly large furniture chains and outlets. Pilliod Furniture operates three manufacturing facilities in Nichols, SC, Selma, AL, and Swanton, OH.

  LADD UPHOLSTERY GROUP

     Barclay Furniture manufactures and sells moderately priced upholstered residential furniture, including sofas, loveseats, chairs, sleepers, and motion furniture styled in contemporary and traditional patterns. The products are considered high volume, promotional items and are sold under the Barclay Furniture name and various private label names. Barclay sells its products primarily to retail furniture chains, department stores, membership clubs, rent-to-own stores, catalog retailers, and national general merchandisers. Barclay operates two manufacturing plants located in Sherman and Myrtle, MS.

     Clayton-Marcus manufactures and sells a full line of upholstered household furniture, including sofas, loveseats, chairs, sleepers, rockers, and other upholstered living room furniture, which sells in the medium and upper-medium price ranges. The products are marketed under the "Clayton-Marcus," "HickoryMark," "American of Martinsville," and "Clayton House," brand names primarily to retail furniture chains, independent furniture retailers and department stores. Clayton-Marcus currently has established galleries with approximately 150 independent furniture stores in the United States, Canada, and Mexico. Clayton-Marcus operates three manufacturing plants in Hickory, NC.

     Kenbridge Furniture, formed in 1995, manufactures and sells promotionally priced upholstered residential furniture, including sofas, loveseats, chairs in leather and leather/vinyl covers. The company's products are sold under the Kenbridge Furniture brandname throughout the United States through large volume customers, mainly large retail furniture chains. Kenbridge Furniture's products are manufactured in one facility in Mississippi.

     Pennsylvania House also manufactures a full line of upholstered residential furniture which sells in the upper-medium price range. Pennsylvania House-Upholstery operates one manufacturing plant located in Monroe, NC.

  LADD CONTRACT SALES

     American of Martinsville is a manufacturer of wood and upholstered commercial furniture which is marketed worldwide to the guest room (hotel/motel) industry through LADD Contract Sales Corporation. The Contract Sales Group also sells to the health care furniture market for retirement homes and extended care facilities, certain agencies of the U.S. government, and university and college markets. American of Martinsville operates two manufacturing plants located in Chilhowie and Martinsville, VA and utilizes other LADD manufacturing facilities to meet capacity constraints.

  OTHER

     LADD Transportation, Inc. operates a modern fleet of over-the-road tractors and trailers that are used to provide transportation services to LADD operating companies to meet the special needs of LADD's customers. Together with fleets operated by other LADD operating companies, LADD Transportation provides approximately 19% of LADD's out-bound shipping requirements for finished products and also hauls a portion of the Company's in-bound raw materials and supplies. LADD Transportation has received certain contract carrier rights from the Interstate Commerce Commission and markets its transportation services to independent customers.

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

     The Company also sells its furniture products directly and through approximately 300 independent sales representatives to a broad variety of customers, including department stores, furniture retailers, mass merchandisers, catalog merchandisers, major hotel chains, and various specialty stores and rental companies. The Company currently sells to more than 8,000 furniture customers. No single customer accounted for more than 5% of net sales in 1995. The Company's business is not dependent upon a single customer, the loss of which would have a material effect on the Company.

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

RAW MATERIALS

     The most important raw materials used by the Company are hardwood lumber, veneers, upholstery fabrics, leather, plywood, particle board, hardware, finishing materials, glass, steel, steel springs, and high pressure laminates. The wood species include cherry, oak, maple, white pine, poplar, and other American species, and imports such as rubberwood, guatambue and mahogany. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

     The Company's plants are heated by furnaces using gas, fuel oil, wood waste, and other scrap material as energy sources. The furnaces located at casegoods manufacturing plants have been adapted so that they use alternate energy sources, and the Company has been able to fuel these furnaces principally by wood wastes. The Company's plants use electrical energy purchased from local utilities. The Company has not experienced a shortage of energy sources and believes that adequate energy supplies will be available for the foreseeable future.

PATENTS AND TRADE NAMES

     The trade names of the Company's divisions and subsidiaries represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the industry. The Company owns intellectual properties which are considered to be important to the business and which do not have a limited duration.

INVENTORY PRACTICES, ORDER BACKLOG AND CREDIT PRACTICES

     The Company generally schedules production of its various groups based upon orders on hand. Manufacturing efficiencies and investment in inventories are, therefore, directly related to the current volume of orders. The Company, and the industry generally, honors cancellation of orders made prior to shipment. The Company's backlog of unshipped orders believed to be firm at 1995 fiscal year end was approximately $83.1 million, as compared to $85.2 million at 1994 fiscal year end. Generally, orders in the backlog are shipped during the following 12 months. The Company's businesses as a whole are not subject to significant seasonal variations. The business of Brown Jordan, the Company's subsidiary sold in December 1995, however, was heavily seasonal with inventories being built in the winter months and sales concentrated in the March-June time frame.

COMPETITION

     The residential furniture market is highly competitive and includes a large number of manufacturers, none of which dominate the market. Industry estimates indicate that there are over 600 manufacturers of residential furniture in the United States. Competition within the market for wood, upholstered and metal furniture occurs principally in the areas of style or design, quality, price, and service. Some of these include manufacturers of furniture types not manufactured by the Company.

     In recent years, foreign imports of finished furniture and component parts have increased. Although some of the imported products compete with products manufactured and marketed by the Company, the Company's Daystrom Furniture operating division, which is being held for sale, and its Pilliod Furniture subsidiary are the only operations to have experienced any significant negative impact. Where appropriate, the Company has capitalized upon the cost advantages of importing selected component parts and a limited number of finished products but is not dependent upon any foreign sources. The Company in 1995 imported approximately $18.4 million of finished furniture and unfinished furniture parts. Following the above discussed divestitures, the Company anticipates its import business to decline by approximately 38%.

     Following the sale of its Brown Jordan and Fournier subsidiaries, the Company has no facilities located outside the continental United States.

GOVERNMENTAL REGULATIONS

     The Company is subject to a wide-range of federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act of 1970, as amended, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its facilities. Management believes that the Company is in substantial compliance with all environmental laws.

     Under the provisions of the Clean Air Act Amendments of 1990, in December 1995, the Environmental Protection Agency (the "EPA") promulgated air emission standards for the wood furniture industry. These regulations, known as National Emission Standards for Hazardous Air Pollutants ("NESHAPs"), govern the levels of emission of certain designated chemicals into the air and will require that the Company reduce emissions of certain volatile hazardous air pollutants ("VHAPs") by November 1997. Management is investigating and evaluating techniques to meet these standards at all facilities to which the NESHAPs standards will apply. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes that it will meet all applicable requirements in a timely fashion and that the amount of money required to meet the NESHAP requirements will not materially affect its financial condition or its results of operations.

     See "Legal Proceedings" regarding the status of environmental proceedings in which the Company is involved.

EMPLOYEES

     The Company employed approximately 6,600 persons as of March 1, 1996, of which approximately 300 are employed at the Daystrom Furniture operating division which is being held for sale. Substantially all of the employees were employed on a full-time basis.

     Employees at five Company plants are represented by various labor unions. The Company considers its relations with its employees to be good. The union contract at Daystrom Furniture's South Boston, VA facility expires in April 1996.

EXPORT SALES

     In 1995, the Company's export sales decreased to $28.4 million (approximately 4.6% of 1995 net sales), a decrease of approximately 16.0% from export sales in 1994 of $33.8 million (approximately 5.7% of 1994 net sales). The Company's export sales in 1993 were $40.6 million, or approximately 7.8% of 1993 net sales. Excluding the operating companies sold or being held for sale, 1995 export sales would have been 3.7% of net sales. None of the Company's assets are dedicated solely to export sales.

ITEM 2. PROPERTIES

     The following table summarizes the real estate, both owned and leased, used in the primary business operations of the Company as of March 1, 1996.

                                LADD FACILITIES

                                                                                       APPROX.       OWNED      LEASE
                                                                                    FACILITY SIZE     OR      EXPIRATION
        OPERATING GROUP               LOCATION                    USE               (SQUARE FEET)    LEASED      DATE
Casegoods......................   N. Wilkesboro, NC    Manufacturing                   335,300       Owned
                                  N. Wilkesboro, NC    Manufacturing                   398,500       Owned
                                  N. Wilkesboro, NC    Manufacturing                   122,500       Owned
                                  N. Wilkesboro, NC    Warehouse/Office                109,500       Owned
                                  Morristown, TN       Warehouse                       108,000       Leased    10/31/97
                                  Morristown, TN       Manufacturing                   285,380       Owned
                                  Morristown, TN       Manufacturing/Office            139,200       Owned
                                  Waynesville, NC      Manufacturing/Office            448,400       Owned
                                  Morristown, TN       Distribution                    160,000       Leased    04/01/99
                                  Morristown, TN       Distribution                     97,500       Leased    10/31/96
                                  Marion, VA           Manufacturing                   204,900       Owned
                                  Lewisburg, PA        Manufacturing/Office/Dist.      676,800       Owned
                                  White Deer, PA       Manufacturing                   128,000       Owned
                                  Milton, PA           Warehouse                       120,000       Leased   Mo. to Mo.
                                  Selma, AL            Manufacturing                   277,000       Owned
                                  Nichols, SC          Manufacturing                   344,000       Owned
                                  Swanton, OH          Manufacturing                   289,000       Owned
                                  Dillon, SC           Warehouse                        45,000       Leased   Mo. to Mo.
                                  High Point, NC       Office                           11,100       Leased    04/30/98
Upholstery.....................   Sherman, MS          Manufacturing/Office            302,650       Owned
                                  Myrtle, MS           Manufacturing                    81,250       Owned
                                  Pontotoc, MS         Warehouse                        12,400       Leased    09/15/96
                                  Hickory, NC          Manufacturing/Office/Dist.      369,600       Owned
                                  Hickory, NC          Manufacturing                   121,800       Owned
                                  Hickory, NC          Manufacturing                   152,900       Owned
                                  Monroe, NC           Manufacturing                   258,000       Owned
Contract Sales.................   Chilhowie, VA        Manufacturing/Office            493,625       Owned
                                  Martinsville, VA     Manufacturing                   801,885       Owned
                                  Martinsville, VA     Office                           50,000       Leased    05/31/02
                                  Martinsville, VA     Warehouse                       135,000       Leased    09/30/98
Corporate......................   High Point, NC       Office                           38,000       Leased    08/31/97
Daystrom Furniture                South Boston, VA     Manufacturing/Office            463,980       Owned
  (held for sale)..............   South Boston, VA     Warehouse                        33,520       Leased   Mo. to Mo.

     The Company believes that its manufacturing, warehouse and office space is well maintained for its intended purposes and adequately insured. Although the closure of any particular Company facility may be disruptive to that particular operating entity's business, it would not be materially adverse to the Company's operations.

     The Company normally operates all of its furniture manufacturing facilities on a one shift per day, five-day week basis. Increasingly, certain departments and facilities are operated on a multi-shift basis.

     The Company also currently maintains showrooms, the majority of which are leased, in High Point, NC, San Francisco, CA, Sherman and Tupelo, MS, Minneapolis, MN, Martinsville, VA, and Lewisburg, PA.

     The Company owns and leases substantial quantities of woodworking, sewing and metalworking equipment located in its various plants. The Company considers its present equipment to be adequate, well-maintained, generally modern, and adequately insured.

     The Company currently owns and leases approximately 130 tractors and 320 trailers.

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

     The Company presently is involved in the following environmental proceedings:

          1. The California manufacturing facility of Brown Jordan Company ("Brown Jordan"), a former subsidiary of the Company, is located in El Monte, California in the San Gabriel Valley Groundwater Basin. The Basin has been designated by the United States Environmental Protection Agency ("EPA") and the State of California as a Superfund site. Although no administrative or judicial enforcement action has been taken by the EPA or applicable California authorities, the State of California is seeking to identify potentially responsible parties ("PRPs") and has ordered certain tests to be conducted by Brown Jordan in connection with their investigation. In May 1994, the Company joined the Northwest El Monte Community Task Force, a PRP Group formed to respond to the EPA. In March 1995, the Task Force and the EPA finalized an Administrative Consent Order pursuant to which the Task Force has begun a remedial investigation and feasibility study at an approximate cost of $1.3 million. Pursuant to an interim allocation agreement, Brown Jordan is responsible for 4.86% of all shared assets of the Task Force.

          2. In September 1995, Brown Jordan received a request from the California Regional Water Quality Board with respect to further assessment of two areas at the El Monte facility, the Leach Pit Area and the Clarifier Area. Both of these areas have been the subject of significant previous investigations (undertaken 1988-1993) which had concluded that it was unlikely that Brown Jordan was contributing significantly to groundwater contamination in the area. The Board's investigation program is separate from the El Monte Superfund group, although both are concerned with whether Brown Jordan is a source of groundwater contamination. There is some basis at this time for believing that the Leach Pit and Clarifier Area problems are limited to soil contamination.

     Under the terms of the Asset Purchase Agreement with Maytag Corporation ("Maytag") dated June 1, 1989 ("the Maytag Agreement") under which the Company acquired Brown Jordan, the Company's liabilities in El Monte matters are limited to the first $200,000 of costs for off-site liabilities and $1,000,000 of costs for on-site liabilities. Pursuant to the terms of the Stock Purchase Agreement between the Company and BJCL, Inc. ("BJCL") dated as of November 7, 1995 under which BJCL acquired Brown Jordan from the Company, BJCL may assume up to $400,000 of certain post closing costs relating to Brown Jordan, including environmental costs relating to the El Monte site. Through fiscal 1995, approximately $300,000 had been expended by the Company on the El Monte site. Accordingly, if no other claims are made by BJCL under the Brown Jordan Agreement, the next $400,000 of costs associated with Brown Jordan environmental claims will be paid by BJCL.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were submitted to security holders of the Company in the fourth quarter of fiscal year 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     STOCK TRANSFER AGENT:

     Wachovia Bank & Trust Company, N.A.
     Winston-Salem, NC
     Shareholder Account Information: 1-800-635-4236

     STOCK LISTING:

     The Company's common stock is traded on the Nasdaq Stock Market under the Nasdaq symbol: LADF. At year end 1995, the Company had approximately 5,000 shareholders based upon approximately 700 shareholders of record at that date and an estimate of the number of individual shareholders represented by broker and nominee position listings.

     MAJOR MARKET MAKERS:

     Dillon, Read & Co.                                         Nash Weiss
     Herzog, Heine, Geduld                                      Raymond, James & Associates
     Huntleigh Securities Corp.                                 Robinson Humphrey
     Interstate/Johnson Lane                                    Sherwood Securities Corp.
     Jefferies & Company                                        Scott & Stringfellow
     Kirkpatrick, Pettis, Smith                                 Southeast Research Partners
     Legg Mason Wood Walker                                     Southwest Securities
     Mayer & Schweitzer                                         Troster Singer Corp.
     Merrill Lynch                                              Wheat First Butcher Singer

     See Item 6, Selected Financial Data, for market and dividend information regarding the Company's Common Stock.

     ITEM 6. SELECTED FINANCIAL DATA

                        LADD FURNITURE, INC. AND SUBSIDIARIES

                                SELECTED ANNUAL DATA

            DOLLAR AND SHARE DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                                             FIVE-YEAR
                                          FISCAL     FISCAL     FISCAL     FISCAL     FISCAL     FISCAL       COMPOUND
                                           1990       1991       1992       1993       1994       1995      GROWTH RATES
     OPERATING STATEMENT DATA
       Net sales......................   $511,911    429,110    496,679    521,200    591,575    614,502          3.7%
       Cost of sales..................    406,039    356,025    401,250    426,921    481,994    515,980          4.9
         Gross profit.................    105,872     73,085     95,429     94,279    109,581     98,522         (1.4)
       Selling, general and
         administrative expenses......     80,617     79,322     78,493     81,953     93,911    101,345          4.7
       Restructuring expense..........      8,268         --         --         --         --     25,120          N/M
       Operating income (loss)........     16,987     (6,237)    16,936     12,326     15,670    (27,943)         N/M
       Other deductions:
         Interest expense.............     14,799     10,413      7,502      5,542      8,939     11,798         (4.4)
         Other (net)..................      1,584      2,594      1,164        377      1,714      3,685         18.4
       Earnings (loss) before income
         taxes........................        604    (19,244)     8,270      6,407      5,017    (43,426)         N/M
       Income tax expense (benefit)...       (426)    (6,041)     3,725      2,561        709    (18,236)       112.0
       Net earnings (loss)............   $  1,030    (13,203)     4,545      3,846      4,308    (25,190)         N/M
       Depreciation...................   $  9,138      8,783      9,151     10,508     14,143     12,671          6.8
       Amortization...................      2,952      5,081      2,848      2,554      3,669      3,758          5.0
       Cash dividends paid............      5,274      4,545         --      2,767      2,771      2,086        (16.9)
       Weighted average shares
         outstanding..................      6,279      6,316      7,148      7,686      7,697      7,721          4.2
     PER SHARE DATA
       Net sales......................   $  81.53      67.94      69.49      67.81      76.86      79.59         (0.5)
       Net earnings (loss)............       0.16      (2.09)      0.64       0.50       0.56      (3.26)         N/M
       Cash dividends.................       0.84       0.72         --       0.36       0.36       0.27        (20.3)
       Year-end book value............      20.28      17.37      19.38      19.52      19.73      16.20         (4.4)
     BALANCE SHEET DATA
       Net working capital............   $115,960    111,583    117,693    123,004    123,685     79,528         (7.3)
       Net property, plant and
         equipment....................     82,758     81,660     83,609     97,497    109,522     82,586          0.0
       Total assets...................    320,539    308,980    315,649    335,737    378,816    312,986         (0.5)
       Long-term debt.................    124,462    125,304     91,503    105,257    143,584    112,598         (2.0)
       Shareholders' equity...........    127,331    110,001    148,724    150,103    151,906    125,197         (0.3)
     RATIOS, OTHER
       Gross profit margin............       20.7%      17.0       19.2       18.1       18.5       16.0
       Operating profit (loss)
         margin.......................        3.3       (1.5)       3.4        2.4        2.6       (4.6)
       Return (loss) on sales.........        0.2       (3.1)       0.9        0.7        0.7       (4.1)
       Effective income tax rate......        N/M       31.4       45.0       40.0       14.1       42.0
       Dividend payout ratio..........        N/M        N/M         --       71.9       64.3        N/M
       Return (loss) on beginning
         assets.......................        0.3       (4.1)       1.5        1.2        1.3       (6.6)
       Return (loss) on beginning
         equity.......................        0.8      (10.4)       4.1        2.6        2.9      (16.6)
       Current ratio..................        3.2x       3.1        3.1        3.1        3.0        2.3
       Inventory turnover.............        4.2        4.0        4.4        4.4        4.3        4.9
       Asset turnover.................        1.4        1.4        1.6        1.6        1.7        1.8
       Long-term debt to
         capitalization...............       46.3%      49.1       35.2       37.9       45.3       45.1
       Year-end employees (actual
         number)......................      6,880      6,340      6,940      6,670      7,860      6,880
       Sales per employee (000's).....   $   67.7       66.1       75.4       77.0       77.9       79.0
     STOCK DATA
         High.........................   $  39.00      38.25      36.00      44.25      35.25      19.88
         Low..........................      12.75      17.25      18.75      22.50      14.63      12.25
         Close........................      18.75      22.50      31.50      30.00      19.50      13.13
         P/E ratios:
            High......................        N/M        N/M       56.3       88.5       62.9        N/M
            Low.......................        N/M        N/M       29.3       45.0       26.1        N/M
         Trading volume (shares)......      4,080      3,873      6,586      8,260      6,473      9,599

                                        ONE-YEAR CHANGES
                                         1995 VS. 1994
     OPERATING STATEMENT DATA
       Net sales......................          3.9%
       Cost of sales..................          7.1
         Gross profit.................        (10.1)
       Selling, general and
         administrative expenses......          7.9
       Restructuring expense..........          N/M
       Operating income (loss)........          N/M
       Other deductions:
         Interest expense.............         32.0
         Other (net)..................        115.0
       Earnings (loss) before income
         taxes........................          N/M
       Income tax expense (benefit)...          N/M
       Net earnings (loss)............          N/M
       Depreciation...................        (10.4)
       Amortization...................          2.4
       Cash dividends paid............        (24.7)
       Weighted average shares
         outstanding..................          0.3
     PER SHARE DATA
       Net sales......................          3.6
       Net earnings (loss)............          N/M
       Cash dividends.................        (25.0)
       Year-end book value............        (17.9)
     BALANCE SHEET DATA
       Net working capital............        (35.7)
       Net property, plant and
         equipment....................        (24.6)
       Total assets...................        (17.4)
       Long-term debt.................        (21.6)
       Shareholders' equity...........        (17.6)

     NOTES: Long-term debt excludes current installments. Capitalization defined as net working capital plus noncurrent assets. Fiscal year 1992 comprised 53 weeks; all other years comprised 52 weeks. P/E ratios based on yearly net earnings per share. Stock price data for calendar years. N/M = Not meaningful. Sales per employee based on monthly employee average. All stock data has been adjusted to reflect the 1 for 3 reverse stock split effective May 16, 1995. Fournier Furniture is included in consolidated results from its acquisition date of July 2, 1992, and Pilliod Furniture from its acquisition date of January 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship of net sales to certain items included in the consolidated statements of operations in each of the last three fiscal years.

                                                                                                        1993     1994     1995
Net sales............................................................................................   100.0%   100.0%   100.0%
Cost of sales........................................................................................    81.9     81.5     84.0
  Gross profit.......................................................................................    18.1     18.5     16.0
Selling, general and administrative expenses.........................................................    15.7     15.9     16.5
Restructuring expense................................................................................    --       --        4.1
  Operating income (loss)............................................................................     2.4      2.6     (4.6)
Other deductions, net................................................................................     1.2      1.8      2.5
  Earnings (loss) before income taxes................................................................     1.2      0.8     (7.1)
Income tax expense (benefit).........................................................................     0.5      0.1     (3.0)
  Net earnings (loss)................................................................................     0.7%     0.7%    (4.1)%

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and net earnings (loss) over the three-year period ended December 30, 1995.

FISCAL 1995 RESTRUCTURING OF THE COMPANY

     During the second quarter of 1995, the Company recorded a $25,696,000 non-cash restructuring charge as a result of the Company's plan to divest four operating companies (Brown Jordan Company, Fournier Furniture, Daystrom Furniture and Lea Lumber & Plywood), close four company-owned retail stores, and reorganize the remaining companies to improve operating performance. During the fourth quarter of 1995, the Company recorded a $2,121,000 net decrease in restructuring expense as a result of finalizing sales of two of the operating companies and the revision of the fair value of the remaining two operating companies. Also, during the fourth quarter of 1995, the Company recorded additional charges of $1,264,000 for executive severance resulting from the Company's decision to realign management for its casegoods, upholstery and contract operations and $281,000 of other miscellaneous expenses. As part of the 1995 restructuring, the Company was reorganized along its three principal product lines: (i) the Casegoods Group; (ii) the Upholstery Group; and (iii) the Contract Sales Group.

     The net restructuring charge of $25,120,000 for the year ended December 30, 1995 consisted of: (a) $17,379,000 to write-down businesses sold or held for sale to the estimated fair value, net of disposition expenses; (b) $3,699,000 to increase reserves for costs associated with closing four retail stores; (c) $2,614,000 to provide for severance expense and other costs; and (d) $1,428,000 to write-down selected machinery to estimated fair value because of changes in manufacturing processes.

     On December 29, 1995, the Company sold its wholly-owned subsidiary Brown Jordan Company (Brown Jordan) and certain related intellectual property rights for $24,000,000 in cash and a 12% interest, on a fully diluted basis, in the purchaser. The 12% interest in the purchaser is valued at $2,200,000. On December 29, 1995, the Company also sold substantially all of the assets of its Lea Lumber & Plywood (LL&P) division for cash of approximately $4,004,000 and a $1,000,000 subordinated note. The Company used the net cash proceeds from the above divestitures to pay down its long-term debt. For the businesses held for sale at December 30, 1995, the estimated fair value of their aggregate net assets was reported as a separate line item in the Company's consolidated balance sheet, while their 1995 operating results were consolidated with those of the Company in the consolidated statement of operations.

     During January 1996, definitive sale agreements were signed for Fournier Furniture and Daystrom Furniture. On February 26, 1996, the Company completed the sale of Fournier Furniture for cash and a subordinated note totalling approximately $10.0 million and the purchaser's assumption of approximately $1.9 million of Industrial Revenue Bonds. The amount of the subordinated note is subject to finalization of a post-closing working capital adjustment.

     In addition to the restructuring charge, the Company also recorded a $10.2 million non-cash charge during 1995's second quarter. This charge was incurred to write off unamortized bank financing fees and, in light of furniture industry conditions, to increase reserves for slow-moving and discontinued inventories, provide for potential bad debts and recognize other liabilities.

     These 1995 pretax non-cash charges resulted in a substantial loss for the entire year, on both a pretax and an after-tax basis. Management believes the actions represented by these charges will reposition the Company to achieve improved long-term operating performance within the U.S. residential furniture manufacturing industry.

FISCAL 1995 COMPARED TO 1994

     Consolidated net sales for fiscal 1995 rose $22.9 million, or 3.9%, to a record $614.5 million. On a pro forma basis, assuming Pilliod Furniture had been acquired at the beginning of fiscal 1994, the fiscal 1995 consolidated net sales increase would have been 2.5%. The reported increase of $22.9 million consisted of a $25.5 million, or 5.3%, increase in net sales of the ongoing businesses, partially offset by a cumulative decline of $2.6 million, or 2.4%, in net sales of the businesses sold or being held for sale.

     Of the $498.7 million in net sales recorded during fiscal 1995 by the ongoing businesses, approximately $284.4 million represented residential casegoods volume, approximately $124.5 million represented residential upholstery volume, and contract volume represented approximately $68.5 million. The balance of 1995 sales, totalling approximately $21.3 million, represented "other" business, primarily revenues from the Company's trucking operations and from the sale of home furnishings accessories. The Company's 1995 sales trends were in line with the general industry pattern of stronger upholstery sales than casegoods sales. The Company's total residential upholstery sales for fiscal 1995 rose by $18.1 million, or 17.0%, while total residential casegoods sales for the year decreased $14.1 million, or 4.7%, from fiscal 1994's level. Total fiscal 1995 net sales of the Company's contract business, including the sale of accessories, rose by $13.0 million, or 23.4%, compared to the prior year. Aggregate international net sales fell by $5.4 million, or 16.0%, from fiscal 1994 levels, primarily due to reduced 1995 exports to Canada and, following the devaluation of the peso in late 1994, Mexico.

     Cost of goods sold increased by $34.0 million, or 7.1%, in fiscal 1995 and represented 84.0% of net sales in the most recent year, up from 81.5% in fiscal 1994. Materials, labor and overhead costs all increased as a percentage of net sales in 1995, with the labor component showing the largest year-over-year growth. The labor increase resulted largely from the casegoods companies manufacturing parts they had previously purchased and machine setup times not being fully absorbed due to smaller cut quantities. Materials price increases, which had been a major negative factor in 1994, moderated to a degree during 1995, particularly in the areas of hardwood lumber and particleboard, although these costs remain at fairly high levels on a historical basis. Further negatively impacting 1995 margins was a 7.5% decrease in production to reduce inventory levels of the casegoods group resulting in unusually high amounts of unabsorbed fixed overhead costs. An additional depressant on the 1995 gross margin was the non-cash charge (totalling $5.3 million) taken in the second quarter to increase reserves for slow-moving and discontinued inventories. As a result of these factors, the Company's fiscal 1995 gross margin declined to a historical yearly low of 16.0%, compared to fiscal 1994's 18.5% gross margin.

     Selling, general and administrative (SG&A) expenses rose to 16.5% of net sales, compared to 15.9% in fiscal 1994. This increase was primarily attributable to the second quarter non-cash charge (totalling $2.3 million) to increase the Company's bad debt reserves and provide for other miscellaneous expenses, as well as higher costs associated with the Company's accounts receivables securitization program, which was in place for all of 1995 and carried larger average balances and discount rates than in fiscal 1994.

     Other deductions increased in the aggregate to 2.5% of fiscal 1995's net sales from 1.8% of prior year's net sales. Interest expense rose $2.9 million, despite average outstanding borrowings for fiscal 1995 remaining approximately the same as in the prior year, due to increases in short-term interest rates and an amendment to the Company's long-term credit facility (discussed below), which resulted in a significantly higher borrowing rate for the Company beginning in August 1995. All other deductions rose to 0.6% of net sales from 0.3% in fiscal 1994, primarily due to establishment of a reserve for a note receivable relating to a prior divestiture and the write-off of unamortized bank fees.

     The principal reasons for the increase in the Company's fiscal 1995 effective tax rate to 42.0% from 14.1% in the previous year were tax benefits realized from the utilization of capital loss carryforwards during the year (see note 13) and various beneficial tax credits. The Company's effective income tax rate for 1996 is expected to approximate the Federal tax rate of 34.0%.

FOURTH QUARTER 1995 RESULTS

     Net sales for the fourth quarter of 1995 rose in the aggregate by 4.7% from 1994's fourth quarter level. This overall increase consisted of a 3.8% rise in net sales of the "ongoing" LADD business units and an 8.5% increase in combined net sales of the four businesses sold or being held for sale. The fourth quarter gross profit margin rose to 18.0% in 1995, from 16.4% in 1994. This increase was primary due to the fact that the 1994 quarter gross margin was depressed by high materials costs and unabsorbed overhead, and a favorable LIFO adjustment in the 1995 quarter resulting from a lower-than-anticipated rate of inflation and a significant decrease in 1995 year-end inventory quantities.

     SG&A expenses represented 16.9% of 1995's fourth quarter net sales, as compared to 17.0% a year earlier. Management continues to closely monitor and control the Company's SG&A expense.

     A restructuring credit amounting to 0.4% of 1995 net sales was recorded in 1995's final three months relating to the sale at quarter-end of two of the four businesses held for sale and the adjustment to fair value of the net assets of the remaining two businesses, on which definitive sale agreements were executed during January 1996. This adjustment was offset by expenses representing 0.3% of net sales, attributable primarily to severance expenses accrued in conjunction with the further restructuring of the Company's ongoing business units, which was announced in June 1995 and continued into the year's final quarter.

     Total other deductions represented 2.5% of net sales in the fiscal 1995 fourth quarter, compared to 2.4% in the same quarter a year earlier. The increase was entirely due to higher interest expense incurred in the 1995 period resulting from an increased bank borrowing rate.

     These factors produced a pretax loss of $1.4 million, or 0.9%, of net sales in 1995's final three months, compared to a $4.4 million pretax net loss (3.0% of net sales) in the year-earlier quarter. Both periods were adversely affected by relatively low gross margins, generally weak furniture industry conditions, competitive pricing pressures and, in the case of the 1994 quarter, the write-off of unamortized bank fees.

     The high 1995 fourth quarter effective tax rate resulted primarily from the utilization during the quarter of capital loss carryforwards.

FISCAL 1994 COMPARED TO 1993

     Net sales increased $70.4 million, or 13.5%, to a record $591.6 million in 1994, compared to $521.2 million in 1993, largely as a result of the January 31, 1994 acquisition of Pilliod Furniture. On a pro forma basis, assuming the acquisition of Pilliod Furniture had occurred at the beginning of fiscal year 1993, 1994 net sales decreased from prior year levels by 1.4%. The decrease in the pro forma 1994 net sales was primarily due to the discontinuance of certain American of Martinsville residential casegoods product lines, a reduction in export shipments, and a decline in sales of lower-priced upholstery and higher-priced casegoods products compared to 1993.

     Cost of sales as a percentage of net sales decreased to 81.5% in 1994, from 81.9% in 1993, resulting in an increase in the 1994 gross profit margin to 18.5% from 18.1% in 1993. The 1994 gross margin was positively impacted by Pilliod Furniture's gross margin and operating efficiencies generated by the Company's capital investment program, and negatively affected by higher raw material costs, including particleboard, medium-density fiberboard, cartons and aluminum. Additionally, 1994's gross margin was reduced by manufacturing disruptions associated with the Company's Virginia manufacturing realignment started in 1993's second half and plant disruptions resulting from other capital projects initiated during 1994. Further, selected plant downtime taken in the fourth quarter to control inventory levels increased 1994's fourth quarter cost of sales, negatively impacting gross margins.

     Selling, general and administrative (SG&A) expenses were 15.9% of net sales in 1994, compared to 15.7% in 1993. The increase was due to the costs associated with the Company's accounts receivable securitization program which was initiated in February 1994.

     Other deductions totaled 1.8% of net sales in 1994, compared with 1.2% in 1993. The increase was primarily attributable to higher interest expense reflecting the use of long-term debt to partially fund the Company's $31.8 million capital spending program and its $54.4 million Pilliod Furniture acquisition (see note 3) coupled with rising interest rates. Additionally, amortization expense increased in 1994 as a result of the Pilliod Furniture acquisition.

     The decrease in the Company's effective income tax rate from 40.0% in 1993 to 14.1% in 1994 resulted principally from reductions in income taxes derived from state tax planning strategies and the utilization of capital loss carryforwards.
                                       12

LIQUIDITY AND CAPITAL RESOURCES


     Effective August 14, 1995, the Company's $190.0 million long-term credit facility with a syndicate of banks was amended (the Amended Facility - see note
9). At December 30, 1995, the Company had $110.1 million outstanding under the Amended Facility, comprised of a $48.1 million term loan, and short-term and long-term borrowings totalling $62.0 million under a $115.0 million revolving credit line. Additionally, the Company had other long-term indebtedness outstanding at the same date, primarily fixed-rate industrial revenue bonds, aggregating $5.8 million. In total, long-term and short-term debt (funded debt) represented 45.8% of the Company's total capitalization at the end of 1995, compared to 46.3% a year earlier. On December 30, 1995, net working capital totaled $79.5 million and the current ratio was 2.3:1. Both of these financial measures were significantly below their year-earlier levels, due to the current assets and liabilities of the two remaining businesses held for sale being reported as a noncurrent asset in the December 30, 1995 consolidated balance sheet (see note 2), and the sale of Brown Jordan Company and Lea Lumber & Plywood effective December 29, 1995, which generated cash in excess of $28.0 million that was used to repay debt.

     The Company's Amended Facility provides for the payment of a higher rate of interest than the original facility and, based on current borrowing levels and interest rates, would increase the Company's interest cost by approximately $700,000 in 1996 compared to 1995 borrowing rates. In connection with the amendment of the credit facility, the Company expensed approximately $525,000 of unamortized fees from its original bank facility. Borrowings on the Amended Facility are currently unsecured but will become subject to a lien on substantially all the personal property assets of the Company effective March 31, 1996.

     At December 30, 1995, $36.0 million of cash had been generated through the Company's trade accounts receivable securitization program (see note 4). The existing trade accounts receivable securitization program expires on March 30, 1996 and will not be renewed. The cash currently provided by this program will be replaced by borrowings under the revolving credit line of the Company's long-term credit facility. Management believes the Company's existing borrowing capacity under its revolving credit facility ($53.0 million at December 30, 1995) is sufficient to refinance the additional working capital requirement.

     During fiscal 1995, the Company generated net cash from operating activities of $11.1 million, an increase of $8.3 million compared to the prior year. The $11.1 million net cash from operating activities was generated partially by cash flows from earnings after adding back depreciation, amortization and restructuring expense, offset by a decrease in the net deferred tax liability, which in the aggregate totalled $2.9 million. Additionally, a decrease in working capital of $4.3 million positively impacted cash flows.

     During fiscal 1995, capital spending totaled $11.6 million, down sharply from the prior year's $31.8 million, as the major capital projects initiated during fiscal years 1993 and 1994 were completed in early 1995 and a reduced capital spending program was initiated by management. Capital expenditures during 1995 and 1994 were funded largely from the operations of the Company and borrowings under the Company's existing long-term credit facility. The Company anticipates spending less than $12.0 million for capital improvements during 1996, and believes that the unused long-term credit lines available under its banking arrangements, as well as cash generated from operations, will be adequate to fund these planned investments.

     Because of the Company's recent operating performance and in light of current short-term and medium-term interest rates, the Company plans to refinance its long-term and short-term bank credit facilities and its accounts receivable securitization program. The Company anticipates that the refinancing will be in the form of a term loan and revolving credit facility secured by substantially all of the Company's assets. Borrowings under such a facility will likely bear interest at rates above the Company's borrowing rate at December 30, 1995. In anticipation of such a refinancing, approximately $750,000 of unamortized fees will be charged to operations during 1996's first quarter. The Company anticipates the planned refinancing will be finalized during the second quarter of 1996.

IMPACT OF INFLATION

     Although the effects of inflation on the Company cannot be accurately determined, in 1995 the impact of inflation affected the Company's manufacturing costs in the areas of manufacturing overhead and raw materials other than lumber. The price of lumber, like the prices of other commodities, is affected more by the interaction of supply and demand than by inflation. Although 1995 margins were impacted by inflation, the Company's gross profit margins during the past several years have, in general, been impacted more by promotional selling discounts and plant downtime taken to curtail production than by inflation. The Company believes it will be able to largely offset the effects of inflation by improving its manufacturing efficiency, increasing employee productivity, substituting raw materials, and increasing the selling prices of its products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

     The management of LADD Furniture, Inc. is responsible for the integrity of the financial statements of the Company and for ascertaining that the financial statements accurately reflect the financial position and results of operations of the Company. The financial statements were prepared in conformity with generally accepted accounting principles, applying estimates and management's best judgment, as required. Information presented elsewhere in the Company's Annual Report on Form 10-K is consistent with the financial statements.

     LADD has established and maintains a system of internal controls designed to provide reasonable assurance, at an appropriate cost, that the Company's assets are adequately safeguarded and that the accounting records reflect the transactions of the Company accurately, fairly and in reasonable detail. The internal control system provides for careful selection and training of personnel, the delegation of management authority and responsibility, the dissemination of management control policies and procedures and an internal audit program.

     The board of directors, through its Audit Committee consisting of two directors who are not officers or employees of the Company, is responsible for reviewing and monitoring the financial statements and accounting practices of the Company. The Audit Committee meets periodically, either separately or jointly, with the independent auditors, representatives of management and the Company's internal auditors to discuss auditing, accounting and financial statement matters. To ensure complete independence, representatives of KPMG Peat Marwick LLP, certified public accountants retained by the Company to audit the financial statements, have full and free access to meet with the Audit Committee with or without the presence of management representatives.

Fred L. Schuermann, Jr.                 William S. Creekmuir
President & Chief Executive Officer     Executive Vice President & CFO
February 16, 1996                       February 16, 1996

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LADD FURNITURE, INC.:

     We have audited the accompanying consolidated balance sheets of LADD Furniture, Inc. and subsidiaries as of December 31, 1994 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LADD Furniture, Inc. and subsidiaries as of December 31, 1994 and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 1995 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Greensboro, North Carolina
February 16, 1996, except for paragraph 4 of Note 2, which is as of February 26, 1996

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      YEARS ENDED JANUARY 1, 1994, DECEMBER 31, 1994 AND DECEMBER 30, 1995

                                                                                                 1993       1994       1995
                                                                                                DOLLAR AMOUNTS IN THOUSANDS,
                                                                                                     EXCEPT SHARE DATA
Net sales...................................................................................   $521,200    591,575    614,502
Cost of sales...............................................................................    426,921    481,994    515,980
     Gross profit...........................................................................     94,279    109,581     98,522
Selling, general and administrative expenses................................................     81,953     93,911    101,345
Restructuring expense -- NOTE 2.............................................................         --         --     25,120
     Operating income (loss)................................................................     12,326     15,670    (27,943)
Other deductions:
  Interest expense -- NOTE 9................................................................      5,542      8,939     11,798
  Other, net -- NOTE 9......................................................................        377      1,714      3,685
                                                                                                  5,919     10,653     15,483
     Earnings (loss) before income taxes....................................................      6,407      5,017    (43,426)
Income tax expense (benefit) -- NOTE 13.....................................................      2,561        709    (18,236)
     Net earnings (loss)....................................................................   $  3,846      4,308    (25,190)
Net earnings (loss) per common share........................................................   $   0.50       0.56      (3.26)
Cash dividends per common share.............................................................   $   0.36       0.36       0.27
Weighted average number of common shares outstanding........................................   7,685,751   7,696,689  7,720,783

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,    DECEMBER 30,
                                                                                                        1994            1995
                                                                                                    DOLLAR AMOUNTS IN THOUSANDS,
                                                                                                         EXCEPT SHARE DATA
ASSETS
Current assets:
  Cash...........................................................................................     $    576           1,272
  Trade accounts receivable, less allowances for doubtful receivables, discounts, returns
     and allowances of $4,294 and $4,057, respectively -- NOTES 4 AND 15.........................       52,735          38,288
  Inventories -- NOTE 5..........................................................................      122,083          89,466
  Prepaid expenses and other current assets -- NOTE 13...........................................       10,053          13,663
       Total current assets......................................................................      185,447         142,689
Property, plant and equipment, net -- NOTES 6 AND 14.............................................      109,522          82,586
Businesses held for sale, net -- NOTE 2..........................................................           --           8,052
Intangible and other assets, net -- NOTES 2 AND 7................................................       83,847          79,659
                                                                                                      $378,816         312,986
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt -- NOTE 9...............................................     $    687             309
  Short-term bank borrowings -- NOTE 9...........................................................        5,000           3,037
  Trade accounts payable.........................................................................       28,360          28,419
  Accrued expenses and other current liabilities -- NOTES 2, 8 AND 13............................       27,715          31,396
       Total current liabilities.................................................................       61,762          63,161
Long-term debt, excluding current installments -- NOTE 9.........................................      143,584         112,598
Deferred compensation and other liabilities -- NOTES 11, 12 AND 14...............................        6,316           6,593
Deferred income taxes -- NOTE 13.................................................................       15,248           5,437
       Total liabilities.........................................................................      226,910         187,789
Shareholders' equity -- NOTE 10:
  Preferred stock of $100 par value. Authorized 500,000 shares; no shares issued.................           --              --
  Common stock of $.30 par value. Authorized 50,000,000 shares; issued 7,700,151 shares and
     7,726,993 shares, respectively..............................................................        2,310           2,318
  Additional paid-in capital.....................................................................       49,516          49,905
  Currency translation adjustment................................................................         (208)             --
  Retained earnings..............................................................................      101,105          73,829
                                                                                                       152,723         126,052
  Less unamortized value of restricted stock.....................................................         (817)           (855)
       Total shareholders' equity................................................................      151,906         125,197
Commitments and contingencies -- NOTES 14 AND 15
                                                                                                      $378,816         312,986

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED JANUARY 1, 1994, DECEMBER 31, 1994 AND DECEMBER 30, 1995

                                                                                                 1993        1994       1995
                                                                                                 DOLLAR AMOUNTS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................................................   $  3,846       4,308    (25,190)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Depreciation of property, plant and equipment.............................................     10,508      14,143     12,671
  Amortization..............................................................................      2,554       3,669      3,758
  Restructuring expense.....................................................................         --          --     25,120
  Provision for losses on trade accounts receivable.........................................      2,056       1,521      2,898
  Gain on sales of property, plant and equipment............................................       (155)        (89)      (314)
  Provision for deferred income taxes.......................................................        214      (1,204)   (13,419)
  Increase in deferred compensation and other liabilities...................................      1,840       1,388      1,297
  Change in assets and liabilities, net of effects from acquisition and divestures and classification of businesses held for sale:
     Increase in trade accounts receivable..................................................     (5,188)     (2,517)    (7,988)
     (Increase) decrease in inventories.....................................................     (5,063)    (10,709)     8,126
     (Increase) decrease in prepaid expenses and other current assets.......................         61      (1,886)    (2,084)
     Increase (decrease) in trade accounts payable..........................................        310      (2,496)     3,608
     Increase (decrease) in accrued expenses and other current liabilities..................     (2,239)     (3,313)     2,607
  Total adjustments.........................................................................      4,898      (1,493)    36,280
     Net cash provided by operating activities..............................................      8,744       2,815     11,090
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Pilliod Furniture, net of cash acquired -- NOTE 3..........................         --     (23,847)        --
  Additions to property, plant and equipment................................................    (24,666)    (31,825)   (11,560)
  Proceeds from sales of property, plant and equipment......................................        425         962        191
  Proceeds from sales of businesses -- NOTE 2...............................................         --          --     28,004
  Additions to intangible and other assets..................................................       (724)     (1,150)    (3,715)
     Net cash provided by (used in) investing activities....................................    (24,965)    (55,860)    12,920
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings........................................................     19,654     136,666        330
  Proceeds from (repayments of) short-term bank borrowings..................................         --       5,000     (1,963)
  Proceeds from sales of trade accounts receivable..........................................         --      32,485      3,515
  Proceeds from sale leaseback of equipment.................................................         --      14,566      6,691
  Proceeds from sale leaseback of other assets..............................................         --       1,360         --
  Principal payments of long-term debt......................................................     (1,155)   (135,020)   (29,743)
  Proceeds from common stock issued.........................................................         94          23          8
  Dividends paid............................................................................     (2,767)     (2,771)    (2,086)
     Net cash provided by (used in) financing activities....................................     15,826      52,309    (23,248)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................................        (81)        (38)       (66)
  Net increase (decrease) in cash...........................................................       (476)       (774)       696
Cash at beginning of year...................................................................      1,826       1,350        576
Cash at end of year.........................................................................   $  1,350         576      1,272

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

      YEARS ENDED JANUARY 1, 1994, DECEMBER 31, 1994 AND DECEMBER 30, 1995

                                                                                                            UNAMORTIZED
                                                   NUMBER              ADDITIONAL    CURRENCY                VALUE OF
                                                  OF SHARES   COMMON    PAID-IN     TRANSLATION  RETAINED   RESTRICTED
                                                   ISSUED     STOCK     CAPITAL     ADJUSTMENT   EARNINGS      STOCK
                                                             DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
BALANCE AT JANUARY 2, 1993......................  7,674,508   $2,302     48,681         (89)       98,489       (659)
  Shares issued in connection with incentive
     stock option plan..........................      3,890       1          90       --            --         --
  Shares issued in connection with and
     amortization of employee restricted
     stock awards...............................     10,321       3         415       --            --          (128)
  Currency translation adjustment...............     --        --         --            (81)        --         --
  Net earnings..................................     --        --         --          --            3,846      --
  Dividends paid................................     --        --         --          --           (2,767)     --
BALANCE AT JANUARY 1, 1994......................  7,688,719   2,306      49,186        (170)       99,568       (787)
  Shares issued in connection with incentive
     stock option plan..........................        782    --            19       --            --         --
  Repurchase of restricted stock................     (6,142)     (1 )      (170)      --            --           170
  Shares issued in connection with and
     amortization of employee restricted
     stock awards...............................     16,792       5         481       --            --          (200)
  Currency translation adjustment...............     --        --         --            (38)        --         --
  Net earnings..................................     --        --         --          --            4,308      --
  Dividends paid................................     --        --         --          --           (2,771)     --
BALANCE AT DECEMBER 31, 1994....................  7,700,151   2,310      49,516        (208)      101,105       (817)
  Repurchase of restricted stock................     (2,452)     (1 )       (68)      --            --            68
  Shares issued in connection with and
     amortization of employee restricted
     stock awards...............................     29,294       9         457       --            --          (106)
  Currency translation adjustment...............     --        --         --            (66)        --         --
  Reclassification to businesses held for
     sale.......................................     --        --         --            274         --         --
  Net loss......................................     --        --         --          --          (25,190)     --
  Dividends paid................................     --        --         --          --           (2,086)     --
BALANCE AT DECEMBER 30, 1995....................  7,726,993   $2,318     49,905       --           73,829       (855)

                                                      TOTAL
                                                  SHAREHOLDERS'
                                                     EQUITY
                                                    (NOTE 10)
BALANCE AT JANUARY 2, 1993......................     148,724
  Shares issued in connection with incentive
     stock option plan..........................          91
  Shares issued in connection with and
     amortization of employee restricted
     stock awards...............................         290
  Currency translation adjustment...............         (81)
  Net earnings..................................       3,846
  Dividends paid................................      (2,767)
BALANCE AT JANUARY 1, 1994......................     150,103
  Shares issued in connection with incentive
     stock option plan..........................          19
  Repurchase of restricted stock................          (1)
  Shares issued in connection with and
     amortization of employee restricted
     stock awards...............................         286
  Currency translation adjustment...............         (38)
  Net earnings..................................       4,308
  Dividends paid................................      (2,771)
BALANCE AT DECEMBER 31, 1994....................     151,906
  Repurchase of restricted stock................          (1)
  Shares issued in connection with and
     amortization of employee restricted
     stock awards...............................         360
  Currency translation adjustment...............         (66)
  Reclassification to businesses held for
     sale.......................................         274
  Net loss......................................     (25,190)
  Dividends paid................................      (2,086)
BALANCE AT DECEMBER 30, 1995....................     125,197

          See accompanying notes to consolidated financial statements.

                              LADD FURNITURE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     Following the completion of the restructuring described in note 2, the Company continues to be one of the largest residential furniture manufacturers in the United States with 20 manufacturing facilities in eight states. The Company's products consist principally of casegoods and upholstery furniture in a wide range of styles for bedrooms, family rooms, dining rooms and living rooms in the low-medium to high-medium price ranges for the residential and contract (principally hotel/motel) markets. Residential casegoods, residential upholstery and contract products comprised approximately 46%, 20% and 11%, respectively, of the Company's 1995 net sales. The Company currently sells to more than 8,000 customers, including retail furniture chains, national general retailers, department stores, independent furniture retailers, major hotel chains and others located throughout the United States and overseas.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of LADD Furniture, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

  FISCAL YEAR

     The Company's fiscal year ends on the Saturday nearest the end of December. Fiscal year 1993 ended January 1, 1994; fiscal year 1994 ended December 31, 1994; and fiscal year 1995 ended December 30, 1995.

  INVENTORIES

     Approximately 66% in 1994 and 71% in 1995 of the Company's inventories are valued using the last-in, first-out (LIFO) cost method, which is not in excess of market. All other inventories in 1994 and 1995 are valued at the lower of first-in, first-out (FIFO) cost or market (net realizable value).

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line method. Estimated useful lives are 10 to 35 years for buildings and improvements and 3 to 13 years for machinery and equipment.

     The Company accounts for any impairment of property, plant and equipment under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.

  REVENUE RECOGNITION

     Sales are recognized when products are shipped and invoiced to customers. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

     Substantially all of the Company's accounts receivable are due from retailers described above. Management periodically performs credit evaluations of its customers and generally does not require collateral. The Company has no concentrated credit risk with any individual customer.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of a foreign subsidiary being held for sale are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation were accumulated in a separate component of shareholders' equity until June 1995, at which time the balance was transferred to businesses held for sale. Gains and losses resulting from foreign currency transactions are included in net earnings (loss).

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement carrying amounts and the tax bases of the Company's assets, liabilities, and loss and tax credit carryforwards at income tax rates

                              LADD FURNITURE INC.

expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

  EARNINGS PER SHARE

     On May 12, 1995, shareholders approved a one-for-three reverse split of the Company's common stock which became effective May 16, 1995. All share and per share data presented in the accompanying consolidated financial statements have been restated for this one-for-three stock split. Earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year, as restated for the reverse stock split. The effect of dilutive stock options on the calculation is insignificant in each of the fiscal years presented.

  INTANGIBLE ASSETS

     Intangible assets consist principally of values assigned to patents, furniture designs, trade names and the excess of cost over the assigned value of net assets acquired. These assets are being amortized using the straight-line method over periods of 15 to 40 years. The Company assesses the recoverability of the excess of cost over the assigned value of net assets acquired by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of the excess of cost over the assigned value of net assets acquired will be impacted if estimated future operating cash flows are not achieved.

  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company and several of its subsidiaries have defined benefit pension plans covering qualified salaried and hourly employees. The benefits are based on years of service and the employee's final average compensation before retirement. The cost of these programs is being funded currently.

     The Company also provides certain health care benefits for certain retired employees. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, trade accounts receivable, prepaids and other current assets, short-term bank borrowings, trade accounts payable and accrued expenses and other current liabilities approximates fair value because of the short maturity of these financial instruments.

     The fair value of the Company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities. The fair value of the Company's long-term debt approximates the face value of the debt due to the variable interest rates on the majority of long-term debt at December 30, 1995.

  USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 2: RESTRUCTURING AND PLANNED DIVESTITURES

     During the second quarter of 1995, the Company recorded a $25,696,000 non-cash restructuring charge as a result of the Company's plan to divest four operating companies (Brown Jordan Company, Fournier Furniture, Daystrom Furniture and Lea Lumber & Plywood), close four Company-owned retail stores, and reorganize the remaining companies to improve operating performance. During the fourth quarter of 1995, the Company recorded a $2,121,000 net decrease in restructuring expense as a result of finalizing sales of two of the operating companies and the revision of the fair value of the remaining two operating companies. Also, during the fourth quarter of 1995, the Company recorded additional charges of $1,264,000

                              LADD FURNITURE INC.

for executive severance resulting from the Company's decision to realign management for its casegoods, upholstery and contract operations and $281,000 of other miscellaneous expenses. The net restructuring charge of $25,120,000 for the year ended December 30, 1995 consisted of: (a) $17,379,000 to write-down businesses sold or held for sale to the estimated fair value, net of disposition expenses; (b) $3,699,000 to increase reserves for costs associated with closing four retail stores; (c) $2,614,000 to provide for severance expense and other costs; and (d) $1,428,000 to write-down selected machinery to estimated fair value because of changes in manufacturing processes.

     On December 29, 1995, the Company sold its wholly-owned subsidiary Brown Jordan Company (Brown Jordan) and certain related intellectual property rights, for $24,000,000 in cash and a 12% interest, on a fully diluted basis, in the purchaser. The 12% interest in the purchaser, valued at $2,200,000, is recorded at the lower of cost or market and is included in intangible and other assets in the accompanying December 30, 1995 consolidated balance sheet. On December 29, 1995, the Company also sold substantially all of the assets of its Lea Lumber & Plywood (LL&P) division, for cash of approximately $4,004,000 and a $1,000,000 subordinated note, which is included in intangible and other assets in the accompanying December 30, 1995 consolidated balance sheet. The Company used the net cash proceeds from the above divestitures to pay down its long-term debt. The noncash proceeds were pledged by the Company as partial collateral for long-term debt payable to its syndicate of banks.

     The Company has signed sales contracts for the remaining two operating companies held for sale which are scheduled to close during the first quarter of 1996. The following information shows the components included in businesses held for sale:

                                                                                           DECEMBER 30,
                                                                                               1995
                                                                                           IN THOUSANDS
Trade accounts receivable, net..........................................................     $  9,114
Inventories, net........................................................................       10,400
Other current assets....................................................................          413
Property, plant and equipment, net......................................................        9,186
Current liabilities.....................................................................       (4,454)
Long-term debt..........................................................................       (1,951)
Currency translation adjustment.........................................................          274
Total assets, net.......................................................................       22,982
Less adjustment to write-down businesses held for sale to the estimated fair value......      (14,930)
                                                                                             $  8,052

     On February 26, 1996, the Company sold its wholly-owned subsidiary Fournier Furniture, Inc. for cash and a subordinated note totalling approximately $10.0 million and the purchaser's assumption of approximately $1.9 million of Industrial Revenue Bonds. The amount of the subordinated note is subject to finalization of a post-closing working capital adjustment.

     Businesses held for sale are valued using management's best estimate of the amounts expected to be realized on the sale of the two operating companies. However, the amount the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on the write-down to the estimated fair value.

     The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four operating companies and closed four company-owned retail stores as of January 2, 1993, excluding the restructuring expense recorded during 1995:

                                                                                     1993       1994       1995
                                                                                      IN THOUSANDS (UNAUDITED)
Net sales.......................................................................   $413,955    475,605    498,747
Earnings (loss) before interest and income taxes................................     10,331     11,486     (3,973)

                              LADD FURNITURE INC.

     The costs charged against restructuring reserves associated with items (b) and (c) in the first paragraph of the footnote above include the following:

                                                                                                           1995
                                                                                                       IN THOUSANDS
Restructuring reserve, beginning....................................................................     $  6,313
Write-off of excess of cost over the assigned value of net assets acquired..........................       (1,037)
Write-off of leasehold improvements.................................................................         (215)
Lease termination costs.............................................................................         (406)
Write-down of equipment.............................................................................          (90)
Severance...........................................................................................         (184)
Other...............................................................................................         (417)
Restructuring reserve, December 30, 1995............................................................     $  3,964

NOTE 3: ACQUISITION

     On January 31, 1994, the Company acquired The Pilliod Cabinet Company, a manufacturer of promotionally priced casegoods furniture, by purchasing all of the common stock of its parent company, Pilliod Holding Company (Pilliod), for $24,259,000 cash (including acquisition expenses), the repayment of Pilliod debt of $29,893,000, and the assumption of other long-term debt of $247,000. The excess of cost over the assigned value of net assets acquired was approximately $32,826,000 and is being amortized using the straight-line method over 40 years. The acquisition was accounted for as a purchase and accordingly, the net assets and operations of Pilliod have been included in the Company's consolidated financial statements beginning on the acquisition date.

NOTE 4: ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     During fiscal year 1994, the Company entered into a revolving accounts receivable facility. The facility was revised in March 1995 and provides for the true sale of a defined pool of trade accounts receivable through a wholly-owned subsidiary to a third-party purchaser. Under the revised agreement, which expires in March 1996, the maximum amount of the purchaser's investment can be $40,000,000 and is subject to change based on the level of eligible receivables and concentrations of receivables.

     At December 31, 1994 and December 30, 1995, the defined pool of trade accounts receivable totaled approximately $42,848,000 and $46,430,000, respectively, and the purchaser's investment totaled $32,485,000 and $36,000,000, respectively. The purchaser's average investment for 1994 and 1995 was approximately $28,969,000 and $35,011,000, respectively. The net cash proceeds from the sales of trade accounts receivable are reported as financing activities in the accompanying consolidated statements of cash flows for the years ended December 31, 1994 and December 30, 1995. The purchaser's investment is reflected as a reduction of trade accounts receivables in the accompanying consolidated balance sheets. At December 31, 1994 and December 30, 1995, the Company retained an ownership interest in the receivables pool of approximately $10,363,000 and $10,430,000, respectively, of which approximately $8,090,000 and $9,065,000, respectively, was subordinate to that of the purchaser. The Company maintains reserves which approximate the risk of loss relating to its interest in the receivables. The Company's ongoing obligations with respect to the receivables pool are limited to the subordinated portion of its ownership interest.

     A portion of the cost of the accounts receivable securitization program is based on the purchaser's level of investment and borrowing costs. The total cost of the program, which aggregated $1,458,000 and $2,585,000 in 1994 and 1995, respectively, is included in selling, general and administrative expenses in the accompanying 1994 and 1995 consolidated statements of operations.

                              LADD FURNITURE INC.

NOTE 5: INVENTORIES

     A summary of inventories follows:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Inventories on the FIFO cost method:
  Finished goods.....................................................................     $ 65,046          50,847
  Work in process....................................................................       23,084          17,165
  Raw materials and supplies.........................................................       47,997          33,140
       Total inventories on FIFO cost method.........................................      136,127         101,152
Less adjustments of certain inventories to the LIFO cost method......................      (14,044)        (11,686)
                                                                                          $122,083          89,466

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Land and improvements................................................................     $  6,592           4,356
Buildings and improvements...........................................................       78,381          70,780
Machinery and equipment..............................................................       87,480          69,389
Construction in progress.............................................................        8,343           5,173
                                                                                           180,796         149,698
Less accumulated depreciation........................................................      (71,274)        (67,112)
                                                                                          $109,522          82,586

NOTE 7: INTANGIBLE AND OTHER ASSETS

     A summary of intangible and other assets follows:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Excess of cost over the assigned value of net assets acquired........................     $ 57,038          54,879
Trade names..........................................................................       26,031          21,700
Furniture designs and patents........................................................        9,750           8,815
Other................................................................................        3,041           7,460
                                                                                            95,860          92,854
Less accumulated amortization........................................................      (12,013)        (13,195)
                                                                                          $ 83,847          79,659

                              LADD FURNITURE INC.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     A summary of accrued expenses and other current liabilities follows:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Payrolls, commissions and employee benefits..........................................     $ 15,291         16,775
Other................................................................................       12,424         14,621
                                                                                          $ 27,715         31,396

NOTE 9: SHORT-TERM BANK BORROWINGS AND LONG-TERM DEBT

     Short-term bank borrowings under a revolving credit facility with a bank totaled $5,000,000 and $3,037,000 at December 31, 1994 and December 30, 1995,
respectively. Borrowings under the facility bear interest at a rate based on the availability of bank funds, and the average borrowing rate in 1994 and 1995 was 4.85% and 6.70%, respectively.

     Long-term debt consists of the following:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Term loan due at various dates through October 19, 1999..............................     $ 75,000          48,100
Revolving credit loan, due October 19, 1999..........................................       61,100          59,000
Other indebtedness, primarily fixed-rate industrial revenue bonds, due through
  2009...............................................................................        8,171           5,807
     Total long-term debt............................................................      144,271         112,907
Less current installments of long-term debt..........................................          687             309
     Long-term debt, excluding current installments..................................     $143,584         112,598

     On October 19, 1994, the Company entered into an amended and restated credit agreement with a syndicate of banks which provided a $75,000,000 five-year term loan and a $115,000,000 five-year revolving credit loan. At December 30, 1995, the Company had available approximately $53,000,000 for future borrowings under the revolving credit loan. Effective August 14, 1995, the credit agreement was further amended (the Amended Facility). The term loan portion of the Amended Facility requires quarterly repayment of $3,607,500 commencing March 1997, with a final payment of the outstanding balance on October 19, 1999. In connection with amending the credit agreement, the Company in 1995 charged to operations approximately $525,000 in unamortized financing fees.

     The pricing of the Amended Facility is determined by a ratio of debt levels to cash flows, as specified. At December 30, 1995, borrowings under the Amended Facility bear interest at LIBOR (5.625%) plus 2 1/8%, prime (8.50%) plus 1 1/8%, or at a lesser rate based on the availability of bank funds, and the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit loan. However, if prior to April 1, 1996 the Company reduces its term loan balance by an additional $13,100,000, the interest rate on the Amended Facility will be reduced by 1/8%. Borrowings under the Amended Facility are unsecured but will become subject to a lien on substantially all the assets of the Company effective March 30, 1996 if the term loan component of the facility has not been reduced to $35,000,000 by that date. The Amended Facility requires the maintenance of certain ratios pertaining to shareholders' equity and operating earnings and contains covenants which relate to future borrowings, liens on assets, specified amounts of consolidated net worth and capital spending, and the operations of the Company. At December 30, 1995, the Company was in compliance with all covenants under the Amended Facility.

     The industrial revenue bonds are secured by property, plant and equipment with a depreciated cost of approximately $4,923,000 at December 30, 1995.

                              LADD FURNITURE INC.

     The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 30, 1995 are approximately as follows:
$309,000 in 1996; $14,678,000 in 1997; $14,742,000 in 1998; $78,330,000 in 1999;
and $4,763,000 in 2000.

     Interest paid by the Company in 1993, 1994 and 1995 amounted to approximately $4,995,000, $8,014,000 and $12,218,000, respectively.

NOTE 10: EMPLOYEE STOCK PLANS

  STOCK OPTION PLAN

     Under incentive stock option plans, the Company grants nontransferable stock options to officers, key management employees and nonemployee directors. Options are generally granted at fair market value on the dates of grant. All optionees were employees or directors of the Company on the date of grant and throughout the term of the option except in the case of death, retirement, or disability.

     A total of 788,889 shares were reserved for option under the previous and current plans. Options granted prior to 1991 are generally exercisable at the cumulative rate of 20% per year after one year from the date of grant. Options granted subsequent to 1990 are exercisable at the cumulative rate of 25% per year after one year from the date of grant. Options expire over a period not to exceed ten years from the date of grant. Stock option activity during 1993, 1994 and 1995 follows:

                                                                                      NUMBER OF     OPTION PRICE
                                                                                       SHARES         PER SHARE
Outstanding at January 2, 1993.....................................................    183,218     $18.00 - $68.28
Granted in 1993....................................................................     45,367     $34.50 - $44.55
Exercised in 1993..................................................................     (3,890 )   $18.00 - $34.89
Cancelled in 1993..................................................................    (27,234 )   $18.00 - $68.28
Outstanding at January 1, 1994.....................................................    197,461     $21.75 - $48.39
Granted in 1994....................................................................    188,645     $17.25 - $33.00
Exercised in 1994..................................................................       (782 )   $         24.00
Cancelled in 1994..................................................................    (46,670 )   $17.25 - $43.14
Outstanding at December 31, 1994...................................................    338,654     $17.25 - $48.39
Granted in 1995....................................................................     40,882     $13.25 - $17.34
Cancelled in 1995..................................................................   (127,358 )   $17.25 - $48.39
Outstanding at December 30, 1995...................................................    252,178     $13.25 - $44.55
Exercisable at December 30, 1995...................................................     98,871     $17.25 - $44.55

  RESTRICTED STOCK AWARDS

     The board of directors periodically awards restricted common stock to key management employees. Vesting of such awards is subject to future service requirements of five years from the date of each award. The difference between cash paid by the employee for the awarded shares, generally par value, and the market value of the shares as of the award date is amortized over the five-year service requirement periods. During 1993, 1994 and 1995, the board of directors awarded and issued 10,321, 16,792 and 29,294 shares, respectively.

NOTE 11: EMPLOYEE BENEFIT PLANS

  DEFINED BENEFIT PENSION PLANS

     The Company and several of its subsidiaries have noncontributory defined benefit pension plans covering qualified salaried and hourly employees. The plans covering qualified salaried employees provide pension benefits based on the participant's final average salary before retirement. The plans covering qualified hourly employees provide pension benefits based on years of service. The Company's policy is to fund normal costs and amortization of prior service costs.

                              LADD FURNITURE INC.

     In addition to the qualified plans, the Company has a nonqualified retirement plan covering certain salaried employees. At December 31, 1994 and December 30, 1995, the Company had approximately $450,000 and $538,000, respectively, of assets available to fund future obligations of the nonqualified plan. These assets are included in intangible and other assets, and the related liability is included in deferred compensation and other liabilities in the accompanying consolidated balance sheets. The liability for the nonqualified retirement plan is reflected in the reconciliation of the funded status of the plans below.

     The following sets forth the funded status of the plans:

                                                                                                       DECEMBER 30,
                                                                            DECEMBER 31, 1994              1995
                                                                     ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED
                                                                      ACCUMULATED    BENEFITS EXCEED    ACCUMULATED
                                                                       BENEFITS          ASSETS          BENEFITS
                                                                                      IN THOUSANDS
Actuarial present value of benefit obligations:
Vested benefit obligation..........................................    $ (30,247)           (973)         (21,463)
Accumulated benefit obligation.....................................    $ (30,819)         (1,442)         (21,797)
Projected benefit obligation for service rendered to date..........      (36,968)         (2,384)         (27,958)
Less plan assets at fair value, primarily equity and fixed
  income investment funds..........................................       35,798              --           25,921
Projected benefit obligation in excess of plan assets..............       (1,170)         (2,384)          (2,037)
Unrecognized net obligation (asset) at transition being amortized
  over 15 years....................................................         (572)             --               73
Unrecognized net (gain) loss.......................................       (1,023)            589           (1,214)
Unrecognized prior service cost....................................        1,933             534            1,396
Adjustment required to recognize minimum liability.................           --            (181)              --
Pension liability recognized in the consolidated balance
  sheets...........................................................    $    (832)         (1,442)          (1,782)

                                                                       ACCUMULATED
                                                                     BENEFITS EXCEED
                                                                         ASSETS
Actuarial present value of benefit obligations:
Vested benefit obligation..........................................      (18,623)
Accumulated benefit obligation.....................................      (19,037)
Projected benefit obligation for service rendered to date..........      (20,901)
Less plan assets at fair value, primarily equity and fixed
  income investment funds..........................................       17,384
Projected benefit obligation in excess of plan assets..............       (3,517)
Unrecognized net obligation (asset) at transition being amortized
  over 15 years....................................................         (568)
Unrecognized net (gain) loss.......................................        2,315
Unrecognized prior service cost....................................          644
Adjustment required to recognize minimum liability.................         (527)
Pension liability recognized in the consolidated balance
  sheets...........................................................       (1,653)

     Net pension expense for the plans for 1993, 1994 and 1995 included the following components:

                                                                                                     1993       1994      1995
                                                                                                           IN THOUSANDS
Service costs-benefits earned during the period..................................................   $ 1,915     2,374     2,047
Interest cost on projected obligation............................................................     2,644     3,101     3,186
Return on assets.................................................................................    (4,737)     (121)   (9,036)
Amortization of unrecognized net obligation (asset) at transition and net deferrals..............     2,166    (2,522)    6,038
Net pension expense..............................................................................   $ 1,988     2,832     2,235

     The Company also recorded in 1995 a net curtailment gain resulting from the Brown Jordan and LL&P divestitures totalling approximately $692,000. This curtailment gain was included in determining the restructuring expense in the 1995 consolidated statement of operations.

     The projected benefit obligation at December 31, 1994 and December 30, 1995 was determined using an assumed discount rate of 8.50% and 7.25%, respectively. The salary plans assume a long-term rate of increase in compensation of 4.50% to age 60, and 3% thereafter. The assumed long-term rate of return on plan assets is 8.5%.

  DEFINED CONTRIBUTION PLANS

     The Company has savings plans for certain employees which qualify under
Section 401(k) of the Internal Revenue Code. The plans allow eligible employees to contribute up to a fixed percentage of their compensation, with the Company matching a portion of each employee's contributions. Company contributions under the plans aggregated approximately $687,000 in 1993, $635,000 in 1994, and $549,000 in 1995.

                              LADD FURNITURE INC.

NOTE 12: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company has plans which provide for postretirement health care benefits for certain employees. These benefits include major medical insurance with deductible and coinsurance provisions. The Company pays all benefits on a current basis and the plans are not funded.

     The components of the net postretirement benefit cost for 1993, 1994 and 1995 are as follows:

                                                                                                       1993     1994     1995
                                                                                                            IN THOUSANDS
Service costs......................................................................................   $  439      286      232
Interest costs of benefit obligation...............................................................    1,611    1,132    1,252
Amortization of transition obligation..............................................................    1,031      759      759
                                                                                                      $3,081    2,177    2,243

     The plans' funded status as of December 31, 1994 and 1995 was as follows:

                                                                                                 1994       1995
                                                                                                  IN THOUSANDS
Accumulated postretirement benefit obligation:
  Retirees..................................................................................   $ (9,758)   (10,329)
  Active participants eligible to retire....................................................     (3,739)    (4,191)
  Other active participants.................................................................     (1,921)    (2,480)
                                                                                                (15,418)   (17,000)
Unrecognized net (gain) loss................................................................     (1,078)       338
Unrecognized transition obligation being amortized over 20 years............................     13,665     12,906
Accrued postretirement benefit cost.........................................................   $ (2,831)    (3,756)

     During 1994, the Company amended its retiree health care plan to limit the Company's contributions and to eliminate benefits for certain employees. The effect of these amendments was to reduce the December 31, 1994 accumulated postretirement benefit obligation and the unrecognized transition obligation by approximately $5,163,000. Additionally, the effect of the change was to reduce the net postretirement cost by approximately $801,000 in both 1994 and 1995.

     The postretirement benefit obligation was determined by application of the terms of the various plans using relevant actuarial assumptions. Health care costs are projected to increase at annual rates ranging from 8.00% in 1995 down to 5.50% in 1997 and thereafter. A one percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation at December 30, 1995 by approximately $788,000 and the service and interest cost components of the net postretirement benefit cost for 1995 would be approximately the same. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and December 30, 1995 was 8.50% and 7.25%, respectively.

                              LADD FURNITURE INC.

NOTE 13: INCOME TAXES

     Components of income tax expense (benefit) for 1993, 1994 and 1995 are as follows:

                                                                                                    1993      1994      1995
                                                                                                          IN THOUSANDS
Current:
Federal.........................................................................................   $1,855     1,769     (4,650)
State...........................................................................................      492       144       (167)
                                                                                                    2,347     1,913     (4,817)
Deferred:
Federal.........................................................................................      199    (1,034)   (11,521)
State...........................................................................................       15      (170)    (1,898)
                                                                                                      214    (1,204)   (13,419)
                                                                                                   $2,561       709    (18,236)

     The effective income tax rate on earnings (loss) before income taxes for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 was 40.0%, 14.1% and 42.0%, respectively. The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the Federal income tax rate of 34% to earnings (loss) before income taxes for the years ended January 1, 1994, December 31, 1994 and December 30, 1995 as follows:

                                                                                                     1993     1994      1995
                                                                                                           IN THOUSANDS
Computed "expected" income tax expense (benefit).................................................   $2,178    1,706    (14,765)
Increases (reductions) due to:
  Restructuring and reorganization charges.......................................................       --       --     (1,664)
  State income taxes, net of Federal income tax benefit..........................................      335       28         53
  Amortization of the excess of cost over the assigned value of net assets acquired..............      250      463        587
  Expenses subject to percentage limitations.....................................................       45      130        117
  Utilization of capital loss carryforwards to offset income tax expense of realized
     capital gains...............................................................................       --     (913)    (1,655)
  Tax credits, net...............................................................................      (92)    (230)      (571)
  Donation of appreciated property...............................................................       --     (170)        --
  Foreign trade income exemptions................................................................      (99)    (154)      (193)
  Other..........................................................................................      (56)    (151)      (145)
Actual income tax expense (benefit)..............................................................   $2,561      709    (18,236)

     During 1993, the effect of enacted changes in tax rates was to increase deferred income tax expense by approximately $469,000.

     During the years ended January 1, 1994 and December 31, 1994, the Company paid income taxes (net of refunds received) amounting to approximately $1,863,000 and $2,030,000, respectively. During the year ended December 30, 1995, the Company received refunds (net of taxes paid) of approximately $188,000. The Company expects to receive refunds of income taxes paid in the three prior years as a result of the allowable carryback of the net operating loss sustained in 1995.

                              LADD FURNITURE INC.

     The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Deferred tax liabilities:
  Inventories........................................................................     $ (7,226)         (7,092)
  Property, plant and equipment......................................................       (8,315)        (10,304)
  Intangible and other assets........................................................       (8,420)         (7,201)
  Other..............................................................................       (2,428)         (2,249)
     Total deferred tax liabilities..................................................      (26,389)        (26,846)
Deferred tax assets:
  Accounts receivable................................................................        1,727           1,854
  Inventories........................................................................          668           3,145
  Liabilities and reserves...........................................................        7,212          10,465
  Restructuring and reorganization...................................................           --           8,064
  Capital loss carryforwards.........................................................        1,674              --
  Net operating loss carryforwards...................................................        1,885           1,885
  Other..............................................................................          435             409
     Gross deferred tax assets.......................................................       13,601          25,822
  Valuation allowances...............................................................       (3,540)         (1,885)
     Total deferred tax assets.......................................................       10,061          23,937
Net deferred tax liability...........................................................     $(16,328)         (2,909)

     Deferred taxes are classified in the accompanying consolidated balance sheets as follows:

                                                                                        DECEMBER 31,    DECEMBER 30,
                                                                                            1994            1995
                                                                                                IN THOUSANDS
Prepaid expenses and other current assets............................................     $     --          2,528
Accrued expenses and other current liabilities.......................................       (1,080)            --
Deferred income taxes................................................................      (15,248)        (5,437)
                                                                                          $(16,328)        (2,909)

     A valuation allowance was provided for the deferred tax assets related to capital loss carryforwards existing as of December 31, 1994. At that date, the Company had approximately $4,225,000 of capital loss carryforwards available to offset future capital gains, for which there was a $1,655,000 valuation allowance. The full amount of the capital loss carryforwards were utilized in 1995 to offset a like amount of realized capital gains, and the full valuation allowance of $1,655,000 was reduced accordingly.

     In 1994, a valuation allowance was also provided for the deferred tax assets related to acquired subsidiary net operating loss (NOL) carryforwards. With the purchase of the Pilliod stock in January 1994, the Company recorded a deferred tax asset of approximately $2,339,000 for Pilliod's NOL carryforwards along with a valuation allowance of a like amount. NOL carryforwards of approximately $1,150,000 were utilized later in 1994, and the valuation allowance was reduced accordingly. The excess of cost over the assigned value of net assets acquired decreased in 1994 approximately $453,000 in recognition of the tax benefits resulting from the utilization of the NOL carryforwards. The remaining NOL's of approximately $4,761,000 may be carried forward up to 13 more years to offset future earnings, subject to normal annual limitations prescribed by tax law. A valuation allowance of $1,885,000 remains in deferred taxes for these unexpired NOL carryforwards. Tax benefits recognized subsequent to 1995 relating to the valuation allowance for deferred tax assets at December 30, 1995 will be applied to reduce the excess of cost over the assigned value of Pilliod's net assets acquired.

                              LADD FURNITURE INC.

     The Company believes that it is more likely than not the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

NOTE 14: LEASES

     The Company leases manufacturing facilities, various warehouses, sales offices and showrooms, as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases as of December 30, 1995 are:

                                                                                           IN THOUSANDS
Fiscal year:
1996....................................................................................     $ 10,489
1997....................................................................................        9,298
1998....................................................................................        7,602
1999....................................................................................        6,752
2000....................................................................................        4,474
Thereafter..............................................................................        3,028
     Total..............................................................................     $ 41,643

     In 1994 and 1995, the Company entered into sale leaseback agreements for certain manufacturing equipment located at several of its manufacturing facilities. These transactions have been recorded as sales. The cash proceeds from the sales of approximately $14,566,000 and $6,691,000, respectively, were used to repay long-term debt. The gains from the sales of approximately $683,000 and $323,000, respectively, have been recorded in the accompanying consolidated balance sheets as deferred income and are being amortized into operations over the term of the leases. Under the agreements, the Company will lease the equipment over 69 months. The Company has the option to purchase the equipment at the end of the lease terms.

     In February 1996, the Company repurchased $4,648,000 of leased equipment utilizing long-term debt in connection with the divestiture of Fournier Furniture.

     Rental expense for cancelable and noncancelable operating leases charged to operations was as follows:

                                                                                           IN THOUSANDS
Fiscal year:
1993....................................................................................     $ 10,275
1994....................................................................................       11,459
1995....................................................................................       14,870

     Rental expense includes contingent rentals based upon usage of transportation equipment under cancelable and noncancelable operating leases which totaled approximately $650,000 in 1993, $762,000 in 1994, and $618,000 in 1995.

NOTE 15: DEALER FINANCING ARRANGEMENT

     The Company has a cancelable financing arrangement whereby certain notes receivable from furniture dealers are assigned with recourse to a bank. The terms of the notes receivable, which are collateralized by inventories held by the furniture dealers, range from 12 to 48 months with interest rates ranging from 6% to prime plus 1 1/4%. Upon cancellation of the financing arrangement, the bank retains the previously assigned notes receivable and, as such, the notes receivable and related obligations under the dealer financing arrangement are not recorded in the December 31, 1994 and December 30, 1995 consolidated balance sheets. Total notes receivable assigned during fiscal 1993, 1994 and 1995 were approximately $7,503,000, $4,286,000 and $2,703,000, respectively.

     At December 30, 1995, the Company was contingently liable for approximately $4,336,000 of receivables transferred with recourse to the bank under the dealer financing arrangement for which the Company maintains a $2,800,000 letter of credit agreement to fund any liabilities which might arise under the program. In the opinion of management, adequate provision for potential losses under the dealer financing arrangement has been included in the allowances for doubtful receivables, discounts, returns and allowances in the accompanying consolidated balance sheets.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                            SELECTED QUARTERLY DATA

          DOLLAR AND SHARE DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                FISCAL 1994                            FISCAL 1995
                                                   4TH         3RD        2ND        1ST        4TH        3RD        2ND
                                                 QUARTER     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
OPERATING STATEMENT DATA
  Net sales...................................   $146,172    153,182    153,182    139,039    152,981    159,144    148,989
  Cost of sales...............................    122,242    123,640    122,657    113,455    125,379    130,549    133,492
    Gross profit..............................     23,930    29,542     30,525     25,584     27,602     28,595     15,497
  Selling, general and administrative
    expenses..................................     24,784    23,562     23,996     21,569     25,792     23,402     28,335
  Restructuring expense.......................         --        --         --         --       (576 )       --     25,696
    Operating income (loss)...................       (854)    5,980      6,529      4,015      2,386      5,193     (38,534)
  Other deductions (income):
    Interest expense..........................      2,771     2,328      2,206      1,634      3,152      2,997      2,846
    Other (net)...............................        793       445        524        (48 )      661        163      2,687
  Earnings (loss) before income taxes.........     (4,418)    3,207      3,799      2,429     (1,427 )    2,033     (44,067)
  Income tax expense (benefit)................     (2,121)      962      1,094        774     (1,645 )      142     (16,744)
    Net earnings (loss).......................   $ (2,297)    2,245      2,705      1,655        218      1,891     (27,323)
  Depreciation................................   $  3,896     3,626      3,476      3,145      2,780      2,677      3,555
  Amortization................................      1,205       864        893        707        804        755      1,304
  Cash dividends paid.........................        693       693        692        693        348        348        695
  Weighted average shares outstanding.........      7,700     7,700      7,697      7,690      7,729      7,726      7,725
PER SHARE DATA
  Net sales...................................   $  18.98     19.89      19.90      18.08      19.79      20.60      19.29
  Net earnings (loss).........................      (0.30)     0.29       0.35       0.22       0.03       0.24      (3.54)
  Cash dividends..............................       0.09      0.09       0.09       0.09       0.05       0.05       0.09
  Quarter-end book value......................      19.73     20.11      19.89      19.63      16.20      16.21      16.00
BALANCE SHEET DATA
  Net working capital.........................   $123,685    92,421     96,349     104,454    79,528     84,929     89,109
  Net property, plant and equipment...........    109,522    121,364    117,780    113,580    82,586     82,567     83,826
  Total assets................................    378,816    402,213    394,373    390,716    312,986    336,868    337,075
  Long-term debt..............................    143,584    125,782    126,967    130,635    112,598    140,182    145,287
  Shareholders' equity........................    151,906    154,821    153,138    151,104    125,197    125,224    123,578
RATIOS
  Gross profit margin.........................       16.4%     19.3       19.9       18.4       18.0       18.0       10.4
  Operating profit (loss) margin..............       (0.6)      3.9        4.3        2.9        1.6        3.3      (25.9)
  Return (loss) on sales......................       (1.6)      1.5        1.8        1.2        0.1        1.2      (18.3)
  Effective income tax rate...................       48.0      30.0       28.8       31.9        N/M        N/M       38.0
  Long-term debt to capitalization............       45.3      42.1       42.5       43.4       45.1       50.7       51.8
STOCK DATA
  High........................................   $  19.50     24.00      27.75      35.25      13.63      14.13      16.88
  Low.........................................      14.63     17.63      18.00      24.75      12.88      12.88      12.25
  Close.......................................      19.50     18.00      21.00      26.25      13.13      13.00      13.00
  Trading volume (shares).....................      2,859     1,613        778      1,223      1,203      1,423      2,523

                                                  1ST
                                                QUARTER
OPERATING STATEMENT DATA
  Net sales...................................  153,388
  Cost of sales...............................  126,560
    Gross profit..............................  26,828
  Selling, general and administrative
    expenses..................................  23,816
  Restructuring expense.......................      --
    Operating income (loss)...................   3,012
  Other deductions (income):
    Interest expense..........................   2,803
    Other (net)...............................     174
  Earnings (loss) before income taxes.........      35
  Income tax expense (benefit)................      11
    Net earnings (loss).......................      24
  Depreciation................................   3,659
  Amortization................................     895
  Cash dividends paid.........................     695
  Weighted average shares outstanding.........   7,705
PER SHARE DATA
  Net sales...................................   19.91
  Net earnings (loss).........................    0.00
  Cash dividends..............................    0.09
  Quarter-end book value......................   19.57
BALANCE SHEET DATA
  Net working capital.........................  133,260
  Net property, plant and equipment...........  109,014
  Total assets................................  389,056
  Long-term debt..............................  153,102
  Shareholders' equity........................  151,176
RATIOS
  Gross profit margin.........................    17.5
  Operating profit (loss) margin..............     2.0
  Return (loss) on sales......................     0.0
  Effective income tax rate...................    31.4
  Long-term debt to capitalization............    47.0
STOCK DATA
  High........................................   19.88
  Low.........................................   13.88
  Close.......................................   14.63
  Trading volume (shares).....................   4,450

NOTES: Long-term debt excludes current installments. Pilliod Furniture included in consolidated results from its January 31, 1994 acquisition by LADD. Stock price and volume data for calendar quarters. N/M = Not Meaningful. All stock data has been adjusted to reflect the 1 for 3 reverse stock split effective May 16, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1995 and 1994.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See reference to definitive proxy statement under Part III. See pages 4-5; 15 in the Company's definitive proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     See reference to definitive proxy statement under Part III. See pages 9-14 in the Company's definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See reference to definitive proxy statement under Part III. See pages 2-3 in the Company's definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See reference to definitive proxy statement under Part III. See pages 13-14 in the Company's definitive proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                   PAGE(S) IN THIS
                                                                                                                      FORM 10-K

(a)    The following documents are filed as part of this report:

       (1)   Financial Statements

             Consolidated Statements of Operations for the years ended January 1, 1994, December 31, 1994, and
             December 30, 1995..................................................................................           16

             Consolidated Balance Sheets as of December 31, 1994 and December 30, 1995..........................           17

             Consolidated Statements of Cash Flows for the years ended January 1, 1994, December 31, 1994, and
             December 30, 1995..................................................................................           18

             Consolidated Statements of Shareholders' Equity for the years ended January 1, 1994, December 31,
             1994, and December 30, 1995........................................................................           19

             Notes to Consolidated Financial Statements.........................................................        20-31

             Independent Auditors' Report.......................................................................           15

       (2)   Index to Financial Statement Schedule:

             Independent Auditors' Report For the years ended January 1, 1994, December 31, 1994, and December
             30, 1995...........................................................................................         (F-1)

             II -- Valuation and Qualifying Accounts and Reserves...............................................         (F-2)

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3)   List of Executive Compensation Plans

             LADD Furniture, Inc. 1994 Incentive Stock Option Plan

             Employee Restricted Stock Purchase Agreements for the named executive officers of the registrant as required by Item 402(a)(2) of Regulation S-K

             Executive Employment Agreements with each of Richard R. Allen, Fred L. Schuermann, Jr., William S.
             Creekmuir, Kenneth E. Church, Donald L. Mitchell, and Michael P. Haley

             LADD Furniture, Inc. Supplemental Retirement Income Plan

             LADD Furniture, Inc. Long-Term Incentive Plan (1994)

             LADD Furniture, Inc. Long-Term Incentive Plan (1995)

             LADD Furniture, Inc. Long-Term Incentive Plan (1996)

             LADD Furniture, Inc. 1996 Management Incentive Plan

(b)    No reports on Form 8-K were filed in the last quarter of fiscal 1995.

(c)    Exhibits

             3.  Articles of Incorporation and Amendments.

             (Previously filed as Exhibit 10 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 29, 1990, filed with the Commission on March 28, 1991 and as Exhibit 10.1 to Item 6
             of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, filed with the
             Commission on August 15, 1995)

             Enclosed as Exhibit 3.1 to this Annual Report on Form 10-K for the year ended December 30, 1995

             3.1 Bylaws (as amended March 5, 1996)

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

             Employee Restricted Stock Purchase Agreement between the Company and Fred L. Schuermann, Jr. dated
             February 24, 1994

             Employee Restricted Stock Purchase Agreement between the Company and William S. Creekmuir dated
             February 24, 1994

             (Previously filed as Exhibits 10.3 and 10.4 to the Company's Annual Report on Form 10-K for the
             year ended January 1, 1994, filed with the Commission on March 31, 1994)

             Employee Restricted Stock Purchase Agreement between the Company and Fred L. Schuermann, Jr. dated
             March 2, 1995

             Employee Restricted Stock Purchase Agreement between the Company and William S. Creekmuir dated
             March 2, 1995

             (Previously filed as Exhibits 10.2 and 10.3 to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1994, filed with the Commission on March 30, 1995.)

             Enclosed as Exhibits 10.1 - 10.6 to this Annual Report on Form 10-K for the year ended December 30,
             1995

             10.1 Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated
                  February 28, 1991.

             10.2 Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated
                  February 25, 1993.

             10.3 Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated
                  February 24, 1994.

             10.4 Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated
                  March 2, 1995.

             10.5 Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated
                  June 23, 1994.

             10.6 Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated
                  March 2, 1995.

             Executive Employment Agreement between the Company and Fred L. Schuermann, Jr. dated October 28,
             1994

             (Previously filed as Exhibit 10.2 to Item 6 of the Company's Quarterly Report on Form 10-Q for the
             quarter ended October 1, 1994, filed with the Commission on November 15, 1994)

             Enclosed as Exhibits 10.7 - 10.10 to this Annual Report on Form 10-K for the year ended December
             30, 1995

             10.7 Executive Employment Agreement between the Company and William S. Creekmuir dated December 1,
                  1995.

             10.8 Executive Employment Agreement between the Company and Kenneth E. Church dated May 22, 1995.

             10.9 Executive Employment Agreement between the Company and Donald L. Mitchell dated January 1,
                  1996.

             10.10 Executive Employment Agreement between the Company and Michael P. Haley dated March 5, 1996.

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

             Enclosed as Exhibit 10.11 - 10.13 to this Annual Report on Form 10-K for the year ended December
             30, 1995

             10.11 LADD Furniture, Inc. Long-Term Incentive Plan (1994)

             10.12 LADD Furniture, Inc. Long-Term Incentive Plan (1995)

             10.13 LADD Furniture, Inc. Long-Term Incentive Plan (1996)

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

             (Previously filed as Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December
             31, 1994, filed with the Commission on March 30, 1995).

             Second Amendment to Amended and Restated Credit Agreement dated as of March 30, 1995, between the
             Company, NationsBank, N.A., as agent, and each of the banks signatory thereto.

             (Previously filed as Exhibit 10.4 to Item 6 of the Company's Quarterly Report on Form 10-Q for the
             quarter ended April 1, 1995, filed with the Commission on May 10, 1995)

             Third Amendment to Amended and Restated Credit Agreement dated as of August 14, 1995, between the
             Company, NationsBank, N.A., as agent, and each of the banks signatory thereto.

             (Previously filed as Exhibit 10.4 of Item 6 of the Company's Quarterly Report on Form 10-Q for the
             quarter ended July 1, 1995, filed with the Commission on August 15, 1995.)

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

             Amendment No. 1 dated as of June 7, 1995 to the Equipment Leasing Agreement dated as of December
             15, 1994 between Unionbanc Leasing Corporation and the Company.

             Amendment No. 1 dated as of June 7, 1995 to the Equipment Leasing Agreement dated as of December
             15, 1994 between BOT Financial Corporation and the Company.

             Amendment No. 1 dated as of June 15, 1995 amending Lease Supplement No. One to the Equipment
             Leasing Agreement dated as of December 15, 1994 between BOT Financial Corporation and the Company.

             (Previously filed as Exhibits 10.2 - 10.4 to Item 6 of the Company's Quarterly Report on Form 10-Q
             for the quarter ended July 1, 1995, filed with the Commission on August 15, 1995)

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

             (Previously filed as Exhibits 10.1 - 10.3 to Item 6 of the Company's Quarterly Report on Form 10-Q
             for the quarter ended April 1, 1995, filed with the Commission on May 10, 1995)

             Stock Purchase Agreement dated November 7, 1995 between LADD Furniture, Inc. and BJCL, Inc.

             First Amendment to Stock Purchase Agreement dated December 29, 1995 among LADD Furniture, Inc.,
             BJCL, Inc. and BJ Acquisition Corp.

             Agreement of Sale between BJIP, Inc. and Cherry Grove, Inc. dated December 29, 1995.

             Asset Purchase Agreement dated November 6, 1995 between LADD Furniture, Inc. and Lea Lumber &
             Plywood, L.L.C.

             First Amendment to Asset Purchase Agreement dated December 29, 1995 between LADD Furniture, Inc.
             and Lea Lumber & Plywood, L.L.C.

             (Previously filed as Exhibits 2.1 - 2.5 to the Company's Current Report on Form 8-K dated December
             29, 1995 filed with the Commission on January 16, 1996)

             Stock Purchase Agreement dated January 5, 1996 among LADD Furniture, Inc., Fournier Furniture, Inc.
             and Fournier Acquisition Co.

             First Amendment to Stock Purchase Agreement dated February 26, 1996 among LADD Furniture, Inc.,
             Fournier Furniture, Inc., Fournier Acquisition Co., and Furniture Acquisition Co.

             (Previously filed as Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
             February 26, 1996, filed with the Commission on March 12, 1996.)

             Enclosed as Exhibit 10.14 to this Annual Report on Form 10-K for the year ended December 30, 1995

             10.14 1996 Management Incentive Plan

             22.  Subsidiaries of Registrant

             American Drew, Inc., a North Carolina corporation

             American Furniture Company, Incorporated, a Virginia corporation

             Barclay Furniture Co., a Mississippi corporation

             Cherry Grove, Inc., a Delaware corporation (in process of being dissolved)

             Clayton-Marcus Company, Inc., a North Carolina corporation

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

             LADD International Sales Corp., a Barbados corporation

             LADD Transportation, Inc., a North Carolina corporation

             Lea Industries, Inc., a North Carolina corporation

             Lea Industries, Inc., a Tennessee corporation

             Lea Industries of Virginia, Inc., a Virginia corporation

             Lea Lumber and Plywood Co., a Virginia corporation

             Pennsylvania House, Inc., a North Carolina corporation

             Pilliod Furniture, Inc., a North Carolina corporation

             Enclosed as Exhibit 24.1 to this Annual Report on Form 10-K for the year ended December 30, 1995

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

                                         LADD FURNITURE, INC.
                                         (Registrant)

                                         By: /s/ WILLIAM S. CREEKMUIR    3/28/96
                                           WILLIAM S. CREEKMUIR           (DATE)
                                           EXECUTIVE VICE PRESIDENT, CHIEF
                                           FINANCIAL OFFICER, SECRETARY, AND
                                           TREASURER (PRINCIPAL FINANCIAL
                                         OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DON A. HUNZIKER                              3/28/96      /S/ RICHARD R. ALLEN                             3/28/96
DON A. HUNZIKER                                       (DATE)  RICHARD R. ALLEN                                      (DATE)
DIRECTOR                                                      DIRECTOR

/S/ O. WILLIAM FENN, JR.                          3/28/96     /S/ DARYL B. ADAMS                               3/28/96
O. WILLIAM FENN, JR.                                  (DATE)  DARYL B. ADAMS                                        (DATE)
DIRECTOR                                                      VICE PRESIDENT, CORPORATE CONTROLLER,
                                                              ASSISTANT SECRETARY, AND ASSISTANT
                                                              TREASURER (PRINCIPAL ACCOUNTING OFFICER)

/S/ THOMAS F. KELLER                             3/28/96      /S/ JAMES H. CORRIGAN, JR.                        3/28/96
THOMAS F. KELLER                                      (DATE)  JAMES H. CORRIGAN, JR.                                (DATE)
DIRECTOR                                                      DIRECTOR

/S/ WILLIAM B. CASH                              3/28/96      /S/ L. GLENN ORR, JR.                              3/28/96
WILLIAM B. CASH                                       (DATE)  L. GLENN ORR, JR.                                     (DATE)
DIRECTOR                                                      DIRECTOR

/S/ FRED L. SCHUERMANN, JR.                      3/28/96      /S/ WILLIAM S. CREEKMUIR                        3/28/96
FRED L. SCHUERMANN, JR.                               (DATE)  WILLIAM S. CREEKMUIR                                  (DATE)
PRESIDENT, CHIEF EXECUTIVE OFFICER AND                        EXECUTIVE VICE PRESIDENT, CHIEF
DIRECTOR                                                      FINANCIAL OFFICER, SECRETARY, AND TREASURER
                                                              (PRINCIPAL FINANCIAL OFFICER)