Form 10-Q
period 1996-03-30
LADD FURNITURE INC
filed 1996-05-14
CIK 721669

=====================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended March 30, 1996                 Commission File No. 0-11577



                              LADD FURNITURE, INC.
     ---------------------------------------------------------------------
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

Yes   x                              No

                             ----------------------


As of May 10, 1996 there were 7,724,259 shares of Common Stock ($.30 par value) of the registrant outstanding.

====================================================================

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

           For the thirteen weeks ended March 30, 1996 and April 1, 1995

                    (Amounts in thousands, except share data)

                                   (Unaudited)


                                                                13 Weeks Ended
                                                         ---------------------------
                                                           March 30,        April 1,
                                                              1996            1995
                                                         -----------     -----------
Net sales                                                 $   138,844        153,388
Cost of sales                                                 119,264        126,560
                                                          -----------    -----------
    Gross profit                                               19,580         26,828
Selling, general and
  administrative expenses                                      21,788         23,816
Restructuring expense                                           5,149           --
                                                          -----------    -----------
    Operating income (loss)                                    (7,357)         3,012
                                                          -----------    -----------
Other deductions:
  Interest expense                                              2,660          2,803
  Other, net                                                    1,642            174
                                                          -----------    -----------
                                                                4,302          2,977
                                                          -----------    -----------
    Earnings (loss) before income taxes                       (11,659)            35
Income tax expense (benefit)                                   (4,664)            11
                                                          -----------    -----------
    Net earnings (loss)                                   $    (6,995)            24
                                                          ===========    ===========
Net earnings (loss) per common share                      $     (0.91)          0.00
                                                          ===========    ===========
Weighted average number of
  common shares outstanding                                 7,724,770      7,705,024
                                                          ===========    ===========


                     LADD FURNITURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 30, 1996 and December 30, 1995
                    (Amounts in thousands, except share data)



                                     ASSETS

                                                                      March 30,
                                                                        1996        December 30,
                                                                     (Unaudited)       1995 *
                                                                     -----------    -----------
Current assets:
   Cash                                                               $   1,049        1,272
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $5,012 and $4,057,
     respectively                                                        77,579       38,288
   Inventories                                                           91,386       89,466
   Prepaid expenses and other current assets                             20,263       13,663
                                                                      ---------     --------
          Total current assets                                          190,277      142,689
                                                                      ---------     --------
Property, plant and equipment, net                                       82,652       82,586
Businesses held for sale, net                                              --          8,052
Intangible and other assets, net                                         78,900       79,659
                                                                      ---------     --------
                                                                      $ 351,829      312,986
                                                                      =========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                             $   3,563          309
   Short-term bank borrowings                                             5,000        3,037
   Trade accounts payable                                                25,984       28,419
   Accrued expenses and other current liabilit                           32,620       31,396
                                                                      ---------     --------
          Total current liabilities                                      67,167       63,161
                                                                      ---------     --------
Long-term debt, excluding current installments                          148,687      112,598
Deferred compensation and other liabilities                               8,211        6,593
Deferred income taxes                                                     9,338        5,437
                                                                      ---------     --------
          Total liabilities                                             233,403      187,789
                                                                      ---------     --------
Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                      --           --
   Common stock of $.10 par value. Authorized
     50,000,000 shares; issued 7,724,259 and
     7,726,993 shares, respectively                                       2,317        2,318
   Additional paid-in capital                                            49,832       49,905
   Retained earnings                                                     66,834       73,829
                                                                      ---------     --------
                                                                        118,983      126,052
   Less unamortized value of restricted stock                              (557)        (855)
                                                                      ---------     --------
          Total shareholders' equity                                    118,426      125,197
                                                                      ---------     --------
                                                                      $ 351,829      312,986
                                                                      =========     ========

* Derived from the Company's 1995 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

          For the thirteen weeks ended March 30, 1996 and April 1, 1995

                             (Amounts in thousands)

                                   (Unaudited)


                                                                                    13 Weeks Ended
                                                                                -----------------------
                                                                                March 30,      April 1,
                                                                                  1996           1995
                                                                                ---------      --------
Cash flows from operating activities:
   Net earnings (loss)                                                           $ (6,995)         24
   Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities:
      Depreciation of property, plant and equipment                                 2,837       3,659
      Amortization                                                                  1,607         895
      Restructuring expense                                                         5,149        --
      Provision for losses on trade accounts receivable                             1,359         315
      (Gain) loss on sales of assets                                                    3        (141)
      Provision for deferred income taxes                                          (2,149)        138
      Increase in deferred compensation and
        other liabilities                                                             402         227
      Change in assets and liabilities, net of effects
       from divestitures and classification of businesses
       held for sale:
        Increase in trade accounts receivable                                      (2,724)     (8,677)
        Increase in inventories                                                    (2,037)     (2,098)
        Increase in prepaid expenses and other
          current assets                                                             (361)       (462)
        Decrease in trade accounts payable                                         (1,106)     (3,319)
        Increase in accrued expenses and other
          current liabilities                                                         206       4,552
                                                                                ---------      --------
      Total adjustments                                                             3,186      (4,911)
                                                                                ---------      --------
      Net cash used in operating activities                                        (3,809)     (4,887)
                                                                                ---------      --------
Cash flows from investing activities:
   Additions to property, plant and equipment                                      (2,890)     (3,158)
   Purchase of leased manufacturing equipment                                      (4,648)       --
   Proceeds from sales of property, plant and equipment                                22           7
   Proceeds from sale of business                                                   5,764        --
   (Additions to) reductions in other assets                                          115        (796)
                                                                                ---------      --------
      Net cash used in investing activities                                        (1,637)     (3,947)
                                                                                ---------      --------
Cash flows from financing activities:
   Proceeds from long-term borrowings                                              43,725       9,731
   Proceeds from short-term bank borrowings                                         1,963          25
   Proceeds (repayments) from sale of accounts receivable                         (36,000)      1,330
   Principal payments of long-term debt                                            (4,401)       (243)
   Proceeds from common stock issued                                                 --             7
   Purchase of restricted stock                                                       (74)       --
   Dividends paid                                                                    --          (695)
                                                                                ---------      --------
      Net cash provided by financing activites                                      5,213      10,155
                                                                                ---------      --------
Effect of exchange rate changes on cash                                                10        (110)
                                                                                ---------      --------
      Net increase (decrease) in cash                                                (223)      1,211
Cash at beginning of period                                                         1,272         576
                                                                                ---------      --------
Cash at end of period                                                            $  1,049       1,787
                                                                                =========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                       $  2,400       2,512
  Cash paid during the period for income taxes                                         26         163
                                                                                =========      ========

                                       4

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)


                                                                                Currency                  Unamortized
                                     Number                      Addition        trans-                     value of      Total
                                   of shares       Common         paid-in        lation        Retained    restricted  shareholders'
                                     issued        stock          capital      adjustment      earnings       stock       equity
                                   ---------      ----------     ---------     ----------     ----------  ------------ -------------
BALANCE AT DECEMBER 31, 1994         7,700,151    $    2,310        49,516          (208)      101,105          (817)      151,906

   Purchase of restricted
     stock                              (2,452)           (1)          (68)         --            --              68            (1)
   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                       29,294             9           457          --            --            (106)          360
   Currency translation
   adjustment                             --            --            --             (66)         --            --             (66)
   Reclassification to businesses
     held for sale                        --            --            --             274          --            --             274
   Net loss                               --            --            --            --         (25,190)         --         (25,190)
   Dividends paid                         --            --            --            --          (2,086)         --          (2,086)
                                   -----------      --------       -------     ---------     ---------      --------    ----------
BALANCE AT DECEMBER 30, 1995         7,726,993         2,318        49,905            0         73,829          (855)      125,197
   Purchase of restricted
     stock                              (2,734)           (1)          (73)         --            --              73            (1)
   Amortization of employee
     restricted stock awards              --            --            --            --            --             225           225
   Net loss                               --            --            --            --          (6,995)         --          (6,995)
                                   -----------      --------       -------     ---------     ---------      --------    ----------
BALANCE AT MARCH 30, 1996
   (UNAUDITED)                       7,724,259        $2,317        49,832          0           66,834          (557)      118,426
                                   ===========      ========       =======     =========     =========      ========    ==========


Notes:


(1)      Quarterly Financial Data


         The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature except as disclosed in Note 2 to the financial statements.


(2)      Restructuring and Planned Divestiture

         During the first quarter of 1996, the Company recorded a $5.1 million non-cash restructuring charge resulting from the continued reorganization of the Company's remaining businesses and the further write-down of the Company's businesses sold or held for sale to their estimated fair value, less disposition costs. The restructuring charge consisted of: (a) an aggregate $4.2 million charge for the shortfall in the actual net proceeds, in comparison to the anticipated proceeds, from the sale of Fournier Furniture and to provide for the anticipated costs of liquidating Daystrom Furniture, including the write-down of assets to their estimated liquidation value; and (b) $945,000 to provide for severance expense related to the further restructuring of the Company's casegoods and upholstery groups. Included in the $945,000 severance expense was $130,000 which was an adjustment to shareholders' equity for the vesting of restricted stock.

         Businesses held for sale at March 30, 1996 is valued using management's best estimate of the amounts expected to be realized on the liquidation of the Company's remaining business to be divested. However, the amount the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on the write-down to the estimated fair value of the business.

         The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four businesses and closed its company-owned retail stores (announced in the second quarter of 1995) as of January 1, 1995, excluding the restructuring expense recorded during the first quarter of 1996 (in thousands):


                                                         13 Weeks Ended
                                                  -----------------------------
                                                  Mar. 30,           Apr. 1,
                                                    1996              1995
                                                  ---------          -------

         Net sales                                 $128,242          126,258
         Earnings (loss) before interest
           and income taxes                          (1,719)           3,613

         The following unaudited information shows the components included in businesses held for sale at March 30, 1996 (in thousands):

         Current assets                                         $  3,376
         Property, plant and equipment, net                        2,997
         Current liabilities                                      (1,549)
                                                                --------
             Total assets, net                                     4,824
         Reserve for loss                                         (4,824)
                                                                --------
             Businesses held for sale                           $    -
                                                                ========


         The costs charged against restructuring reserves accrued in the second quarter of 1995 and the first quarter of 1996 are as follows (in thousands):

         Restructuring reserve, December 30, 1995               $  3,964
         First quarter 1996 reserve additions                        815

         Costs:
           Write-off leasehold improvements                          (31)
           Lease termination costs                                   (87)
           Severance                                                (374)
           Other                                                    (394)
                                                                 -------
         Restructuring reserve, March 30, 1996                   $ 3,893
                                                                 =======


(3)      Inventories

           A summary of inventories follows (in thousands):


                                                                           March 30,                December 30,
                                                                             1996                       1995
                                                                        -----------                 -----------
         Inventories on the FIFO cost method:

             Finished goods                                             $   51,492                       50,847
             Work in process                                                18,167                       17,165
             Raw materials and supplies                                     33,413                       33,140
                                                                        ------------                ------------
               Total inventories on
                  the FIFO cost method                                     103,072                      101,152

         Less adjustments of certain inven-
          tories to the LIFO cost method                                   (11,686)                     (11,686)
                                                                        ------------                ------------
                                                                        $   91,386                       89,466
                                                                        ============                ============

(4)      Trade Accounts Receivable Securitization Program

         On March 28, 1996, the Company's trade accounts receivable securitization program (the Securitization Program) was terminated. The funds provided by the Securitization Program will be replaced by borrowings available under the revolving credit line of the Company's bank credit facility.

(5)      Short-term Bank Borrowings and Long-term Debt

         At March 30, 1996, the Company was in violation of certain financial covenants contained in the Amended and Restated Credit Agreement with NationsBank, N.A., as agent, dated October 19, 1994, as amended (the Amended Facility). On March 29, 1996 and April 30, 1996, the Company obtained waivers of violations of those financial covenants and amendment to the security provisions of the Amended Facility. In connection with obtaining the waivers, the company pledged as security for the Amended Facility the personal property assets of the Company.

         In anticipation of the refinancing of the Amended Facility discussed below, the Company obtained an amendment relating to a requirement to pledge the Company's interests in real estate to secure its obligations under the Amended Facility. The amendment provides that if the Company has not refinanced the Amended Facility by May 15, 1996, the Company may be required to provide by June 15, 1996 a lien on real estate owned by the Company as security for its obligations under the Amended Facility.

         The Company is in the process of refinancing its long-term and short-term bank credit facilities. The refinancing is expected to be in the form of a term loan and a revolving credit facility secured by substantially all the assets of the Company, including equipment, inventory, receivables and real property. Borrowings under such a facility are expected to bear interest at rates above the Company's borrowing rate at March 30, 1996. In anticipation of such a refinancing, $890,000 of unamortized financing costs were charged to operations during the first quarter of 1996. The Company anticipates the planned refinancing will be finalized during the second quarter of 1996.

(6)      Postretirement Benefits Other Than Pensions

         On  May  10,  1996,  the  Company   amended the postretirement features
         of its healthcare benefit program, effective July 1, 1996, in an effort to reduce operating costs. The effect of this action is to eliminate the Company's financial obligation for postretirement healthcare costs.
         As a result of the plan  amendment, during  the  second   quarter  the
         Company will credit to earnings approximately $4.5 to $5.0 million of the noncurrent liability existing at March 30, 1996. The remaining liability balance, in the range of $800,000 to $1.3 million, will be classified as a current liability. The amendment of the postretirement healthcare program will result in an annual cost savings of over $2.0 million, of which approximately $1.2 million is a cash flow savings.

Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations


Results of Operations


        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Operations:



                                           13 Weeks Ended
                                         ------------------
                                         Mar. 30,   Apr. 1,
                                          1996       1995
                                         --------  -------
Net sales                                 100.0%    100.0%
Cost of sales                              85.9      82.5
                                         ------     -----
        Gross profit                       14.1      17.5
Selling, general and
   administrative expenses                 15.7      15.5
Restructuring expense                       3.7        --
                                         ------     -----
        Operating income (loss)            (5.3)      2.0
                                         ------     -----
Other deductions
   Interest expense                         1.9       1.9
   Other, net                               1.2       0.1
                                         ------     -----
                                            3.1       2.0
                                         ------     -----
        Earnings (loss) before income
          taxes                            (8.4)      0.0
                                         ------     -----
Income tax expense (benefit)               (3.4)       --
                                         ------     -----
        Net earnings (loss)                (5.0)%     0.0%
                                         ======     =====


        Net sales for the first quarter of 1996 decreased 9.5% from the first quarter of 1995, with the decrease entirely attributable to the sale of Brown Jordan Company and Lea Lumber & Plywood Company on December 29, 1995, the sale of Fournier Furniture on February 26, 1996, and the closing of four company-owned retail stores in the fourth quarter of 1995. On a pro forma basis, assuming the divestitures and the closing of the retail stores had occurred at the beginning of fiscal 1995, 1996 first quarter net sales would have increased from prior year levels by 1.6%. The increase in 1996 pro forma net sales over 1995 pro forma amounts was primarily due to the resurgence of the Company's contract business.


        Cost of sales as a percentage of net sales increased to 85.9% in the first quarter of 1996 from 82.5% in the first quarter of 1995, decreasing the quarter's gross profit margin to 14.1% from 17.5% in 1995. The most significant factor that reduced gross margins in the first quarter was plant downtime taken at the Company's casegoods operations to control inventories in light of the weak furniture retail environment early in the year which resulted in unabsorbed overhead expenses.
Additionally, due principally to the decision to liquidate Daystrom Furniture and a significant product return from a Fournier Furniture customer, the gross margins of these divested companies were depressed as well.

        Selling, general and administrative (SG&A) expenses were 15.7% of net sales for the first quarter of 1996 compared to 15.5% in the year-earlier quarter. As a result of the weakness in the retail environment during the first quarter of 1996, the Company increased its provision for bad debts by $1.0 million compared to the same period of 1995. The Company will continue to monitor its provision for bad debts during this period of softness in the retail market.

        During the first quarter 1996, the Company recorded a $5.1 non-cash restructuring charge as a result of: (i) the Company's decision to liquidate Daystrom Furniture; (ii) a shortfall in the net proceeds anticipated from selling Fournier Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses.

        Other deductions were 3.1% of net sales for the first quarter of 1996, compared to 2.0% for the same period in 1995. The increase was primarily attributable to the write-off of unamortized financing costs in anticipation of the Company refinancing its current bank facility.

        For the first quarter of 1996, the Company's net loss was $7.0 million, compared with net earnings of $24,000 in the year-earlier period. The Company's estimated annual effective income tax rate for the first quarter 1996 was 40.0%, as compared to a 42.0% actual rate for the year ended December 30, 1995, and a 31.4% estimated annual rate for the first quarter of 1995. The differences in the tax rates for the respective periods result from various permanent taxable income, deductions, or credit items that increase or decrease the normal U.S. Federal tax rate of 34.0% when applied to the Company's estimated annualized pre-tax income or loss during each interim period, or actual annual pre-tax income or loss in the case of each fiscal year end.



Liquidity and Capital Resources


   Effective March 28, 1996, the Company's trade accounts receivable securitization program was terminated in anticipation of the Company refinancing its current long-term credit facility. At December 30, 1995, the Company had generated cash of $36.0 million from this program which was replaced with borrowings under the revolving credit line of the Company's long-term credit facility.

As a result of refinancing of the accounts receivable securitization program with long-term debt, the Company's current ratio at March 30, 1996 increased to
2.8 to 1 compared to 2.3 to 1 at December 30, 1995.

Net working capital totaled $123.1 million at March 30, 1996, compared to $79.5 million at December 30, 1995.

        During the first three months of 1996, the Company used cash in operating activities of $3.8 million, compared to a use of $4.9 million in the 1995 period. The cash used in the first quarter of 1996 and 1995 was partially due to increases in working capital.

        During the first three months of 1996, capital spending totaled $2.9 million, compared to $3.2 million during the same period in 1995. The Company's 1996 capital expenditures are expected to approximate the current annual depreciation rate of almost $12.0 million. The majority of the capital spending during the first quarters of both 1995 and 1996 was to complete capital projects initiated in the prior fiscal years.

        During the first quarter of 1996, the Company increased its long-term borrowings by $36.1 million, principally to fund the additional working capital related to the termination of the Company's trade accounts receivable securitization program. At March 30, 1996, the Company had $151.2 outstanding under its long-term credit facility comprised of a $43.7 million term loan and short-term and long-term borrowings totalling $107.5 million under a $115.0 million revolving credit line. Additionally, the Company had other long-term indebtedness outstanding at March 30, 1996, primarily fixed-rate industrial revenue bonds, aggregating $6.0 million. In total, long-term and short-term debt (funded debt) represented 53.6% of total capitalization at March 30, 1996, compared to 45.8% of total capitalization at December 30, 1995. At March 30, 1996, the Company had $7.5 million in unused and available long-term revolving bank credit lines to meet future cash requirements.

        The Company is in the process of refinancing its long-term and short-term bank credit facilities. The refinancing is expected to be in the form of a term loan and a revolving credit facility secured by substantially all the assets of the Company, including equipment, inventory, receivables and real property. Borrowings under such a facility are expected to bear interest at rates above the Company's borrowing rate at March 30, 1996. At current borrowing levels and interest rates, the effect of expected interest rates under the new facility would be to lower profit before income taxes by approximately $1.1 million annually. The Company expects that the term loan repayment under the new facility will commence in 1997. In anticipation of the refinancing, $890,000 of unamortized financing costs were charged to operations during the first quarter of 1996.

                           PART II. OTHER INFORMATION


Item 5.           Other Information

                  On May 10, 1996, the Company amended the postretirement features of its healthcare benefit program, effective
                  July 1, 1996, in an effort to reduce operating costs. The effect of this action is to eliminate the Company's financial obligation for postretirement healthcare costs. As a result of the plan amendment, during the second quarter the Company will credit to earnings approximately $4.5 to $5.0 million of the noncurrent liability existing at March 30, 1996. The remaining liability balance, in the range of $800,000 to $1.3 million, will be classified as a current liability. The amendment of the postretirement healthcare program will result in an annual cost savings of over $2.0 million, of which approximately $1.2 million is a cash flow savings.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)    Exhibits
                         Press release dated May 13, 1996 relating to an amendment to the Company's postretirement healthcare program.


                  (b)    Reports on Form 8-K
                         During the quarter, the Company filed a Form 8-K dated December 29, 1995 which reported under Item 2 the Company's sale of all of the outstanding stock and certain related intellectual property rights of Brown Jordan Company, and substantially all the assets of Lea Lumber & Plywood, a division of the Company.

                         During the quarter, the Company filed a Form 8-K dated February 26, 1996 which reported under Item 2 the Company's sale of all of the outstanding stock of Fournier Furniture, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            LADD Furniture, Inc.



Date:  May 14, 1996                         By:      s/William S. Creekmuir
                                                     ----------------------
                                                     William S. Creekmuir
                                                     Executive Vice President
                                                     and Chief Financial Officer