Form 10-Q
period 1996-06-29
LADD FURNITURE INC
filed 1996-08-13
CIK 721669

=============================================================================

                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the Quarter Ended June 29, 1996           Commission File No. 0-11577



                         LADD FURNITURE, INC.
 ---------------------------------------------------------------------------
         (Exact name of registrant as specified in charter)



     North Carolina                                 56-1311320
- ----------------------                       ---------------------
(State or other juris-                        (I.R.S. Employer
 diction of incorpora-                         Identification No.)
 tion or organization)

One Plaza Center, Box HP-3, High Point, North Carolina   27261-1500
- -----------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrants' telephone number, including area code:   (910) 889-0333

                         _____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x             No
    -----              ------
                        ______________________


As of August 12, 1996 there were 7,721,506 shares of Common Stock ($.30 par value) of the registrant outstanding.

==========================================================================

                            PART I. FINANCIAL INFORMATION


Item 1.        Financial Statements

                       LADD FURNITURE, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations

For the thirteen weeks and twenty-six weeks ended June 29, 1996 and July 1, 1995

                    (Amounts in thousands, except per share data)

                                    (Unaudited)


                                               13 Weeks Ended     26 Weeks Ended
                                           June 29,  July 1,    June 29,   July 1,
                                            1996       1995        1996      1995
Net sales                                $ 127,096    148,989     265,940   302,377

Cost of sales                              103,553    133,492     222,817   260,052

    Gross profit                            23,543     15,497      43,123    42,325

Selling, general and
  administrative expenses                   19,110     28,335      40,898    52,151

Restructuring expense (Note 2)                (279)    25,696       4,870    25,696

    Operating income (loss)                  4,712    (38,534)     (2,645)  (35,522)

Other deductions:
  Interest expense                           3,058      2,846       5,718     5,649
  Other, net                                   597      2,687       2,239     2,861
                                             3,655      5,533       7,957     8,510

    Earnings (loss) before income taxes      1,057    (44,067)    (10,602)  (44,032)

Income tax benefit                            (108)   (16,744)     (4,772)  (16,733)

    Net earnings (loss)                  $   1,165    (27,323)     (5,830)  (27,299)

Net earnings (loss) per common share     $    0.15      (3.54)      (0.76)    (3.54)


Weighted average number of
  common shares outstanding                  7,723      7,725       7,724     7,715



                        LADD FURNITURE, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                         June 29, 1996 and December 30, 1995
                       (Amounts in thousands, except share data)


                               ASSETS
                                                   June 29,
                                                     1996       December 30,
                                                  (Unaudited)      1995 *

Current assets:
   Cash                                            $    430         1,272
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $5,876 and $4,057,
     respectively                                    72,429        38,288
   Inventories                                       94,394        89,466
   Prepaid expenses and other current assets         17,179        13,663

          Total current assets                      184,432       142,689

Property, plant and equipment, net                   82,633        82,586
Businesses held for sale, net                           -           8,052
Intangible and other assets, net                     79,996        79,659


                                                   $347,061       312,986

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt          $  3,511           309
   Short-term bank borrowings                           -           3,037
   Trade accounts payable                            31,373        28,419
   Accrued expenses and other current liabilities    32,858        31,396

          Total current liabilities                  67,742        63,161

Long-term debt, excluding current installments      149,637       112,598
Deferred compensation and other liabilities           2,515         6,593
Deferred income taxes                                 7,530         5,437

          Total liabilities                         227,424       187,789

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                   -             -
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,721,506 and
     7,726,993 shares, respectively                   2,316         2,318
   Additional paid-in capital                        49,774        49,905
   Retained earnings                                 67,999        73,829
                                                    120,089       126,052
   Less unamortized value of restricted stock          (452)         (855)

          Total shareholders' equity                119,637       125,197
                                                   $347,061       312,986


* Derived from the Company's 1995 audited Consolidated Financial Statements.


                        LADD FURNITURE, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows

            For the twenty-six weeks ended June 29, 1996 and July 1, 1995

                               (Amounts in thousands)

                                    (Unaudited)


                                                                     26 Weeks Ended

                                                                 June 29,          July 1,
                                                                  1996             1995

Cash flows from operating activities:
   Net loss                                                     $(5,830)         (27,299)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation of property, plant and equipment               5,446            7,214
      Amortization                                                2,358            2,199
      Restructuring expense                                       4,870           25,696
      Provision for losses on trade accounts receivable           2,951            2,401
      Gain on sales of property, plant and equipment                (42)            (136)
      Provision for deferred income taxes                        (2,585)         (14,650)
      Increase (decrease) in deferred compensation and
        other liabilities                                        (2,918)             561
      Change in assets and liabilities, net of divestitures
       and classification of businesses held for sale:
        (Increase) decrease in trade accounts receivable            394           (4,293)
        (Increase) decrease in inventories                       (4,493)           7,266
        (Increase) decrease in prepaid expenses and
          other current assets                                    1,444             (460)
        Increase (decrease) in trade accounts payable             3,277             (123)
        Increase (decrease) in accrued expenses and other
          current liabilities                                    (2,131)           6,082

      Total adjustments                                           8,571           31,757

      Net cash provided by operating activities                   2,741            4,458

Cash flows from investing activities:
   Additions to property, plant and equipment                    (5,610)          (6,732)
   Purchase of leased manufacturing equipment                    (4,648)             -
   Proceeds from sales of property, plant and equipment             137               75
   Proceeds from sale of business, net of transaction expenses    5,284              -
   (Additions to) reduction in other assets                         212           (1,121)

      Net cash used in investing activities                      (4,625)          (7,778)

Cash flows from financing activities:
   Proceeds from long-term borrowings                            39,855            2,131
   Proceeds from (repayments of) short-term bank borrowings       1,963           (3,050)
   Proceeds (repayments) from sales of accounts receivable       (36,000)             315
   Proceeds from sale leaseback of equipment                        -              6,691
   Principal payments of long-term debt                          (4,633)            (497)
   Dividends paid                                                   -             (1,390)
   Other                                                           (133)               7

      Net cash provided by financing activites                    1,052            4,207

Effect of exchange rate changes on cash                             (10)             (57)

      Net increase (decrease) in cash                              (842)             830

Cash at beginning of period                                       1,272              576

Cash at end of period                                           $   430            1,406



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                      $ 6,345            5,585
  Cash paid during the period for income taxes                       16              319



                         LADD FURNITURE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Shareholders' Equity
                       (Amounts in thousands, except share data)



                                                                   Currency               Unamortized
                                   Number             Additional    trans-                 value of      Total
                                  of shares   Common   paid-in      lation     Retained   restricted  shareholders'
                                   issued     stock    capital    adjustment   earnings     stock        equity

BALANCE AT DECEMBER 31, 1994      7,700,152  $2,310   $49,516        (208)      101,105      (817)      151,906

   Purchase of restricted
     stock                           (2,452)     (1)      (68)         -           -           68            (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                    29,294       9       457          -           -         (106)          360

   Currency translation
   adjustment                            -       -         -          (66)         -           -            (66)

   Reclassification to businesses
     held for sale                       -       -         -          274          -           -            274

   Net loss                              -       -         -           -         (25,190)      -        (25,190)

   Dividends paid                        -       -         -           -          (2,086)      -         (2,086)

BALANCE AT DECEMBER 30, 1995      7,726,993   2,318    49,905           0         73,829     (855)      125,197

   Purchase of restricted
     stock                           (5,487)     (2)     (131)         -           -          131            (2)

   Amortization of employee
     restricted stock awards             -       -         -           -           -          272           272

   Net loss                              -       -         -           -          (5,830)      -         (5,830)

BALANCE AT JUNE 29, 1996
   (UNAUDITED)                    7,721,506  $2,316    49,774           0         67,999     (452)      119,637



Notes:


(1) Quarterly Financial Data


      The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All adjustments are of a normal recurring nature except as disclosed in Notes 2 and 5 to the financial statements.

(2) Restructuring

      In June 1995, the Company recorded a $25.7 million non-cash restructuring charge. The restructuring charge resulted from the Company's decision to divest four operating companies (businesses held for sale), close four Company-owned retail stores and reorganize the remaining companies to improve operating performance.
      During the first quarter of 1996, the Company recorded a $5.1 million non-cash restructuring charge resulting from the continued reorganization of the Company's remaining businesses and the further write-down of the Company's businesses sold or held for sale to their estimated fair value, less disposition costs. The restructuring charge in the first quarter of 1996 was a result of:
      (i) the Company's decision to liquidate Daystrom Furniture; (ii) a shortfall in the net proceeds anticipated from selling Fournier
      Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses. The severance expense included a $130,000 adjustment to shareholders' equity for the vesting of restricted stock.

      During the second quarter of 1996, the estimated liquidation value of Daystrom Furniture was further adjusted by a credit to restructuring expense. Further, the reserve related to the write down of the net assets of Daystrom Furniture to their estimated fair value was reclassified to the appropriate asset and liability accounts as follows (i) $1,950,000 to accrue for severance, environmental clean-up costs, plant closing costs and other miscellaneous expenses and (ii) $440,000 to provide for estimated bad debts. Additionally, the net property, plant and equipment of Daystrom was reclassified to "Intangible and other assets" and recorded at its estimated liquidation value of approximately
      $1,750,000.

      The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four businesses and closed its company-owned retail stores as of January 1, 1995, excluding the restructuring expense recorded during the second quarter of 1995 and the first six months of 1996:





                                 13 Weeks Ended     26 Weeks Ended
                                 June 29, July 1, June 29,   July 1,
                                   1996    1995     1996      1995

    Net sales                    $122,411 119,935  250,681   246,301

    Earnings (loss) before
      interest and income taxes     4,831 (12,699)   3,140    (9,081)


    The costs charged against restructuring reserves during 1996 are as follows (in thousands):

    Restructuring reserves, December 30, 1995              $ 3,964
    First quarter 1996 reserve additions                       815
    Second quarter 1996 Daystrom reclassification            2,390

    Costs:
      Write-off leasehold improvements                        (129)
      Lease termination costs                                 (201)
      Severance                                               (964)
      Other                                                   (461)


    Restructuring reserves, June 29, 1996                  $ 5,414


(3) Inventories

    A summary of inventories follows (in thousands):


                                          June 29,     December 30,
                                            1996           1995
     Inventories on the FIFO
       cost method:

        Finished goods                   $ 53,460         50,847
        Work in process                    16,605         17,165
        Raw materials and supplies         36,204         33,140

         Total inventories on
           the FIFO cost method           106,269        101,152

     Less adjustments of certain inven-
      tories to the LIFO cost method      (11,875)       (11,686)

                                         $ 94,394         89,466



(4)  Trade Accounts Receivable Securitization Program

     On March 28, 1996, the Company's trade accounts receivable securitization program (the Securitization Program) was terminated.
     The funds previously provided by the Securitization Program have been replaced by borrowings available under the revolving credit line of the Company's bank credit facility. At December 30, 1995, trade accounts receivable sold under the Securitization Program and excluded from the consolidated balance sheet totaled
     $36.0 million.

(5)  Postretirement Benefits Other Than Pensions

     On May 10, 1996, the Company curtailed the postretirement features of its health care benefit program, effective July 1, 1996, in an effort to reduce operating costs. The effect of this action was to eliminate the Company's financial obligation for postretirement healthcare costs. As a result of the benefit curtailment, during the second quarter of 1996 the Company eliminated a noncurrent liability of approximately $4.2 million which existed at March 30, 1996 resulting in a credit to operating income ($3.7 million to cost of sales and $0.5 million to selling, general and administrative expense). The remaining liability balance of approximately $1.1 million was reclassified as a current liability. The curtailment of retiree health care benefits will result in an annual cost savings of over $2.0 million, of which approximately $1.2 million will be cash.


(6)  Subsequent Event

     On July 12, 1996, the Company entered into a $190.0 million long-term secured credit facility (the Facility) which consists of a $125.0 million three-year revolving credit loan and a $65.0 million term loan. The term loan portion of the Facility will be repaid in quarterly installments of $1,625,000 commencing January 1, 1997.
     Outstanding balances of long-term debt and short-term bank borrowings at June 29, 1996 which were refinanced by the Facility have been reclassified in the June 29, 1996 consolidated balance sheet to reflect the terms of the Facility.

     Borrowings under the revolving credit loan and the term loan bear interest at rates selected periodically by the Company of LIBOR plus 2.75% and 3.00%, respectively, or prime plus 1.75% and 2.00%, respectively. At June 29, 1996, LIBOR was 5.582% and the prime rate was 8.25%. Under the Facility, the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit facility.
     In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4.0 million which will be amortized over the term of the Facility. At current borrowing levels and market interest rates, the effect of the Facility will be to increase interest expense and lower profit before income taxes by approximately $1.1 million annually.



     The Facility is secured by substantially all the existing and hereafter acquired assets of the Company. Availability on the revolving credit loan is determined by levels of eligible inventory and eligible trade accounts receivable of the Company. The Facility contains customary covenants for asset based loans which restrict future borrowings, dividends and capital spending; require maintenance of a minimum net worth; and include financial covenant ratios related to cash flow, earnings and debt.










Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations



Results of Operations


   The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of
Operations:



                                    13 Weeks Ended       26 Weeks Ended

                                 June 29,  July 1,      June 29,   July 1,

                                   1996      1995         1996      1995

Net sales                          100.0%    100.0%       100.0%    100.0%

Cost of sales                       81.5      89.6         83.8      86.0

    Gross profit                    18.5      10.4         16.2      14.0


Selling, general and

 administrative expenses            15.0      19.0         15.4      17.2


Restructuring expense               (0.2)     17.3          1.8       8.5


    Operating income (loss)          3.7     (25.9)        (1.0)    (11.7)

Other deductions

 Interest expense                    2.4       1.9          2.2       1.9

 Other, net                          0.5       1.8           .8        .9

                                     2.9       3.7          3.0       2.8

    Earnings (loss) before

      income taxes                   0.8     (29.6)        (4.0)    (14.5)

Income tax benefit                  (0.1)    (11.2)        (1.8)     (5.5)

    Net earnings (loss)              0.9%    (18.4)%       (2.2)%    (9.0)%

     Net sales for the second quarter and first six months of 1996 were $127.1 million and $265.9 million, respectively, compared with $149.0 million and $302.4 million during the comparable 1995 periods. Net sales in 1996 decreased from prior year levels primarily due to the sale of Brown Jordan Company and Lea Lumber and Plywood as of December 29, 1995, the sale of Fournier Furniture as of February 26, 1996, and the liquidation of Daystrom Furniture. On a pro forma basis, excluding the four divestiture companies, 1996 second quarter and year-to-date net sales would have each increased from prior year levels by approximately
2.0%.
     Cost of sales as a percentage of net sales decreased to 81.5% for the second quarter of 1996 and 83.8% for the year-to-date, compared to 89.6% and 86.0%, respectively, in 1995. This decrease resulted in an increase in gross profit margins to 18.5% for the second quarter and 16.2% for the year-to-date, from 10.4% and 14.0%, respectively, in 1995. The decrease in cost of sales for the current quarter and year-to-date was partially attributable to a $3.7 million non-cash credit to operations resulting from the Company's curtailment of retiree health care benefits (see note
5). This credit was somewhat offset during the quarter by additional reserves recorded for discontinued products, and depressed margins relating to the liquidation of Daystrom Furniture's inventory. The gross margins for the second quarter of 1995 were depressed due to increase reserves for slow-moving and discontinued product lines.

     Selling, general and administrative (SG&A) expenses decreased to 15.0% of net sales for the second quarter of 1996 from 19.0% for the same period in 1995, while first half SG&A expenses decreased to 15.4% from 17.2% in 1995. The second quarter 1996 SG&A expense reflects benefits from cost savings actions initiated by the Company during the first quarter of 1996. These actions included a reduction in salaried employees, consolidation of certain administrative functions, and cutbacks in advertising. During the second quarter of 1995, the Company recorded a $2.3 million non-cash charge to increase bad debt reserves, and to provide for other miscellaneous expenses.

During the first quarter of 1996, a $5.1 non-cash restructuring charge was recorded as a result of: (i) the Company's decision to liquidate
Daystrom Furniture; (ii) a shortfall in the actual versus anticipated net proceeds from selling Fournier Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses. A restructuring credit of $0.3 million was recorded in the second quarter of 1996.

The $25.7 million restructuring expense incurred in the second quarter of 1995 resulted from the Company's decision to divest four operating companies and restructure its remaining operating companies to improve their operating performance. The reserves included a non-cash charge to write-down the businesses held for sale to the lower of carrying value or estimated fair value, to provide for expected losses from the closing of four Company-owned retail stores, to write-down discontinued machinery due to changes in manufacturing processes, and to provide for severance expense and other costs.

     Other deductions were 2.9% of net sales for the second quarter and 3.0% for the first six months of 1996, compared to 3.7% and 2.8%, respectively, in 1995. The decrease in the amount of other deductions was offset by an increase in interest expense resulting from an increase in the average outstanding borrowings, coupled with an increase in the quarterly and first six months effective interest rates compared to the same periods of 1995. Also, included in other deductions in the second quarter of 1995 were non-cash charges totaling $2.2 million attributable to the write-off of unamortized bank financing fees and other noncurrent assets, and the recognition of other liabilities.

     During the first half of 1996, the Company's loss before income taxes was $10.6 million, compared to a loss before income taxes of $44.0 million for the year-earlier period. The Company's estimated annual effective income tax rate for the first half of 1996 was 45.0%, as compared to a 38.0% estimated annual rate for the first half of 1995.
The differences in the tax rates for the respective periods result from various permanent taxable income, deductions, or credit items that increase or decrease the normal U.S. Federal tax rate of 34.0% when applied to the Company's estimated annualized pre-tax income or loss during each interim period, or actual annual pre-tax income or loss in the case of each fiscal year end.

     The Company's net income was $1.2 million, or $0.15 per share, for the second quarter of 1996, compared with a net loss of $27.3 million, or $3.54 per share for the same quarter of 1995. The first half net loss was $5.8 million, or $0.76 per share for 1996, compared with a net loss of $27.3 million, or $3.54 per share, for 1995.

Liquidity and Capital Resources

     Effective March 28, 1996, the Company's trade accounts receivable securitization program was terminated in anticipation of refinancing the Company's then existing long-term credit facility. At December 30, 1995, the Company had generated cash of $36.0 million from the securitization program which was subsequently replaced with borrowings under the Company's long-term credit facility.

     Primarily as a result of refinancing the accounts receivable securitization program with long-term debt, the current ratio at June 29, 1996 increased to 2.7 to 1 from 2.3 to 1 at December 30, 1995, and net working capital increased to $116.7 million at June 29, 1996 from $79.5 million at December 30, 1995.

     During the first half of 1996, the Company generated cash from operating activities of $2.7 million, compared to $4.5 million in the 1995 period. The cash generated during the first half of 1996 was primarily from the net loss plus depreciation and amortization, while the cash generated in the first half of 1995 was primarily due to a decrease in working capital.
     During the first six months of 1996, capital spending totaled $5.6 million, down from $6.7 million during the same period in 1995. The
Company's total 1996 capital expenditures are expected to approximate the current annual depreciation rate of almost $11.0 million. The majority of the capital spending during the first half of both 1995 and 1996 was to complete capital projects initiated in the prior fiscal years.
     On July 12, 1996, the Company completed the refinancing of its long-term and short-term bank credit facility. The new credit facility (the
Facility) consists of a $125.0 million three-year revolving credit loan and a $65.0 million term loan. The Facility is secured by substantially all the assets of the Company, including equipment, inventory, receivables and real property. Borrowings under the Facility bear interest at rates above the Company's borrowing rate in effect at June 29, 1996. At current borrowing levels and market interest rates, expected interest expense under the Facility will lower profit before income taxes by approximately
$1.1 million annually. The term loan under the Facility will be repaid in quarterly installments of $1,625,000 commencing January 1, 1997. In anticipation of the refinancing, $890,000 of unamortized financing costs were charged to operations during the first quarter of 1996.



       At June 29, 1996 (giving effect to
the above mentioned refinancing), the Company had $147.3 of bank borrowings, comprised of a $65.0 million secured term loan and a $82.3 million secured revolving credit loan.
Additionally, the Company had approximately $5.8 million outstanding in other long-term indebtedness at June 29, 1996, primarily fixed-rate industrial revenue bonds. Total long-term and short-term debt (funded debt) represented 54.1% of total capitalization at June 29, 1996, compared to 45.8% of total capitalization at December
30, 1995. At June 29, 1996, the Company had $35.9 million in unused long-term revolving bank credit lines, of which $19.6 million was currently available to meet future cash requirements.







                        PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held in High Point, North Carolina on May 2, 1996. Of the 7,724,259 shares of common stock outstanding on the record date, 6,704,306 shares were present in person or by proxy. Those shares were voted on the following matters as set forth below:

         A.  Election of Directors:

             Richard R. Allen              Fred L. Schuermann, Jr.
             For:              6,608,474   For:             6,612,372
             Abstentions:         95,832   Abstentions:        91,934
             Broker Non-Votes:         0   Broker Non-Votes:        0

             William B. Cash               Don A. Hunziker
             For:              6,607,868   For:             6,608,802
             Abstentions:         96,438   Abstentions:        95,504
             Broker Non-Votes:         0   Broker Non-Votes:        0

             James H. Corrigan, Jr.        Thomas F. Keller
             For:              6,609,600   For:             6,610,138
             Abstentions:         94,706   Abstentions:        94,168
             Broker Non-Votes:         0   Broker Non-Votes:        0

             O. William Fenn, Jr.          L. Glenn Orr, Jr.
             For:              6,610,302   For:             6,611,205
             Abstentions:         94,004   Abstentions:        93,101
             Broker Non-Votes:         0   Broker Non-Votes:        0

         B.  Proposal to approve the amendment to the Company's 1994
             Incentive Stock Option Plan:

             For:              4,739,417
             Against:            678,440
             Abstentions:         13,155
             Broker Non-votes: 1,273,294

         C. Proposal to ratify the election of KPMG Peat Marwick LLP as independent auditors of the Company for 1996:

             For:              6,677,969
             Against:             17,390
             Abstentions:          8,947
             Broker Non-votes:         0




Item 5.  Other Information

         On July 12, 1996, the Company entered into a $190.0 million long-term secured credit facility (the Facility) which consists of a $125.0 million three-year revolving credit loan and a $65.0 million term loan. The term loan portion of the Facility will be repaid in quarterly installments of $1,625,000 commencing January 1, 1997. Outstanding balances of long-term debt and short-term bank borrowings at June 29, 1996 which were refinanced by the Facility have been reclassified in the June
         29, 1996 consolidated balance sheet to reflect the terms of the Facility.

         Borrowings under the revolving credit loan and the term loan bear interest at rates selected periodically by the Company of LIBOR plus 2.75% and 3.00%, respectively, or prime plus 1.75%
         and 2.00%, respectively. At June 29, 1996, LIBOR was 5.582% and the prime rate was 8.25%. Under the Facility, the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit facility. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4.0 million which will be amortized over the term of the Facility. At current borrowing levels and market interest rates, the effect of the Facility will be to increase interest expense and lower profit before income taxes by approximately $1.1 million annually.

         The Facility is secured by substantially all the existing and hereafter acquired assets of the Company. Availability on the revolving credit loan is determined by levels of eligible inventory and eligible trade accounts receivable of the Company. The Facility contains customary covenants for asset based loans which restrict future borrowings, dividends and capital spending; require maintenance of a minimum net worth;
         and include financial covenant ratios related to cash flow, earnings and debt.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             None

         (b) Reports on Form 8-K
             During the quarter, the Company filed a Form 8-K dated
             March 28, 1996 with the Commission on May 8, 1996 which reported under Item 5 (i) the Release and Termination
             Agreement among LADD Furniture, Inc., LADD Funding
             Corporation and Enterprise Corporation; (ii) Amendment and
             Waiver Agreement among LADD Furniture, Inc., NationsBank,
             N.A. f/k/a NationsBank, N.A. (Carolinas), f/k/a
             NationsBank of North Carolina, N.A., as Agent, certain identified guarantors and certain identified banks; and




             (iii) Press Release reporting the Company's first quarter
             1996 results of operations.

             During the quarter, the Company filed a Form 8-K dated
             June 14, 1996 with the Commission on June 21, 1996 which reported under Item 5 an Amendment and Waiver Agreement
             No. 2 among LADD Furniture, Inc., NationsBank, N.A. f/k/a
             NationsBank, N.A. (Carolinas), f/k/a NationsBank of North
             Carolina, N.A., as Agent, certain identified guarantors and certain identified banks.




                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LADD Furniture, Inc.



Date:  August 13, 1996            By:  s/William S. Creekmuir
                                       William S. Creekmuir
                                       Executive Vice President
                                       and Chief Financial Officer








                                -17-


