Form 10-Q
period 1996-09-28
LADD FURNITURE INC
filed 1996-11-12
CIK 721669

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended September 28, 1996             Commission File No. 0-11577



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

Yes   x     No ____


As of November 11, 1996 there were 7,719,567 shares of Common Stock ($.30 par value) of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
     For the thirteen weeks and thirty-nine weeks ended Sept. 28, 1996 and
                                 Sept. 30, 1995
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                        13 Weeks Ended           39 Weeks Ended
                                                  -------------------------  -----------------------
                                                    Sept. 28,    Sept. 30,    Sept. 28,    Sept. 30,
                                                      1996         1995         1996         1995
                                                  -----------  -----------   ----------  -----------
Net sales                                         $  124,094      159,144      390,034      461,521
Cost of sales                                        102,585      130,549      325,402      390,601
                                                  -----------  -----------   ----------  -----------

    Gross profit                                      21,509       28,595       64,632       70,920

Selling, general and
  administrative expenses                             16,852       23,402       57,750       75,553

Restructuring expense (Note 2)                          (892)           -        3,978       25,696
                                                    ---------  -----------   ----------  -----------

    Operating income (loss)                            5,549        5,193        2,904      (30,329)
                                                    ---------  -----------   ----------  -----------

Other deductions:
  Interest expense                                     3,182        2,997        8,900        8,646
  Other expense (income)                                (912)         163        1,327        3,024
                                                    ---------  -----------   ----------  -----------
                                                       2,270        3,160       10,227       11,670
                                                    ---------  -----------   ----------  -----------

    Earnings (loss) before income taxes                3,279        2,033       (7,323)     (41,999)

Income tax expense (benefit)                           1,477          142       (3,295)     (16,591)
                                                    ---------  -----------   ----------  -----------

    Net earnings (loss)                           $    1,802        1,891       (4,028)     (25,408)
                                                    =========  ===========   ==========  ===========

Net earnings (loss) per common share              $     0.23         0.24        (0.52)       (3.29)


Weighted average number of
  common shares outstanding                            7,721        7,726        7,723        7,719

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 28, 1996 and December 30, 1995
                    (Amounts in thousands, except share data)


                                  ASSETS
                                                               Sept. 28,
                                                                  1996          December 30,
                                                               (Unaudited)         1995 *
                                                           ----------------   ----------------

Current assets:
   Cash                                                 $         1,713              1,272
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $3,166 and $4,057,
     respectively                                                75,736             38,288
   Inventories                                                   86,428             89,466
   Prepaid expenses and other current assets                      8,337             13,663

                                                           -------------   ----------------
          Total current assets                                  172,214            142,689
                                                           -------------   ----------------

Property, plant and equipment, net                               78,543             82,586
Businesses held for sale, net                                         -              8,052
Intangible and other assets, net                                 81,088             79,659
                                                           -------------   ----------------


                                                        $       331,845            312,986
                                                           =============   ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                $         5,136               309
   Short-term bank borrowings                                          -             3,037
   Trade accounts payable                                         27,766            28,419
   Accrued expenses and other current liabilities                 28,965            31,396

                                                            -------------    --------------
          Total current liabilities                               61,867            63,161
                                                            -------------    --------------

Long-term debt, excluding current installments                   138,234           112,598
Deferred compensation and other liabilities                        2,653             6,593
Deferred income taxes                                              7,605             5,437
                                                            -------------    --------------

          Total liabilities                                      210,359           187,789
                                                            -------------    --------------

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                  -                 -
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,719,567 and
     7,726,993 shares, respectively                                2,316             2,318
   Additional paid-in capital                                     49,736            49,905
   Retained earnings                                              69,801            73,829
                                                            -------------    --------------
                                                                 121,853           126,052
   Less unamortized value of restricted stock                       (367)             (855)
                                                            -------------    --------------

          Total shareholders' equity                             121,486           125,197
                                                            -------------    --------------
                                                         $       331,845           312,986
                                                            =============    ==============

* Derived from the Company's 1995 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
    For the thirty-nine weeks ended September 28, 1996 and September 30, 1995
                             (Amounts in thousands)
                                   (Unaudited)


                                                                               39 Weeks Ended
                                                                        --------------------------

                                                                          Sept. 28,     Sept. 30,
                                                                             1996         1995
                                                                        ------------   -----------

Cash flows from operating activities:
   Net loss                                                             $    (4,028)      (25,408)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                           8,137         9,891
      Amortization                                                            3,363         2,954
      Restructuring expense                                                   3,978        25,696
      Provision for losses on trade accounts receivable                       3,296         2,422
      Gains on sales of property, plant and equipment                          (115)         (373)
      Provision for deferred income taxes                                       538       (15,526)
      Increase (decrease) in deferred compensation and
        other liabilities                                                    (2,753)          737
      Change in assets and liabilities, net of divestitures
       and classification of businesses held for sale:
        Increase in trade accounts receivable                                (3,258)      (15,554)
        Decrease in inventories                                               3,473        10,999
        Decrease in prepaid expenses and other
          current assets                                                      3,567         2,424
        Increase (decrease) in trade accounts payable                          (330)        1,887
        Increase (decrease) in accrued expenses and other
          current liabilities                                                (1,423)        5,915
                                                                        ------------   -----------

      Total adjustments                                                      18,473        31,472
                                                                        ------------   -----------

      Net cash provided by operating activities                              14,445         6,064
                                                                        ------------   -----------

Cash flows from investing activities:
   Additions to property, plant and equipment                                (6,877)       (8,557)
   Purchase of leased manufacturing equipment                                (4,648)            -
   Proceeds from sales of property, plant and equipment                         235           170
   Proceeds from sale of business, net of transaction expenses                5,284             -
   Proceeds from sales of idle assets                                         1,250             -
   Additions to other assets                                                 (3,088)       (1,678)
                                                                        ------------   -----------

      Net cash used in investing activities                                  (7,844)      (10,065)
                                                                        ------------   -----------

Cash flows from financing activities:
   Proceeds from long-term borrowings                                       137,837           231
   Repayments of short-term bank borrowings                                       -        (2,550)
   Proceeds from (repayments of) sales of accounts receivable               (36,000)        7,515
   Proceeds from sale/leaseback of equipment                                  2,614         6,691
   Principal payments of long-term debt                                    (110,430)       (3,762)
   Dividends paid                                                                 -        (1,738)
   Other                                                                       (171)            8
                                                                        ------------   -----------

      Net cash provided by (used in) financing activites                     (6,150)        6,395
                                                                        ------------   -----------

Effect of exchange rate changes on cash                                         (10)          (57)
                                                                        ------------   -----------

      Net increase in cash                                                      441         2,337

Cash at beginning of period                                                   1,272           576
                                                                        ------------   -----------

Cash at end of period                                               $         1,713         2,913
                                                                        ============   ===========



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                          $         8,906         8,487
  Cash paid (net refunds received) for income taxes                          (7,418)          327
                                                                        ============   ===========

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)

                                                                           Currency              Unamortized
                                         Number                 Additional  trans-                 value of      Total
                                        of shares     Common     paid-in    lation    Retained    restricted  shareholders'
                                         issued       stock      capital   adjustment earnings      stock       equity
                                        ------------  -------- ----------- ---------- ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1994            7,700,151 $   2,310      49,516      (208)    101,105       (817)     151,906

   Purchase of restricted
     stock                                 (2,452)       (1)        (68)        -           -         68           (1)

   Shares issued in connection
     with and amortization of
     employee restricted
     stock awards                          29,294         9         457         -           -       (106)         360

   Currency translation
   adjustment                                   -         -           -       (66)          -          -          (66)

   Reclassification to businesses
     held for sale                              -         -           -       274           -          -          274

   Net loss                                     -         -           -         -     (25,190)         -      (25,190)

   Dividends paid                               -         -           -         -      (2,086)         -       (2,086)
                                    --------------  --------  ---------- --------- ----------- ----------  -----------

BALANCE AT DECEMBER 30, 1995            7,726,993     2,318      49,905         0      73,829       (855)     125,197

   Purchase of restricted
     stock                                 (7,426)       (2)       (169)        -           -        169           (2)

   Amortization of employee
     restricted stock awards                    -         -           -         -           -        319          319

   Net loss                                     -         -           -         -      (4,028)         -       (4,028)
                                    --------------  --------  ---------- --------- ----------- ----------  -----------

BALANCE AT SEPTEMBER 28, 1996
   (UNAUDITED)                          7,719,567 $   2,316      49,736         0      69,801       (367)     121,486
                                    ==============  ========  ========== ========= =========== ==========  ===========

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

         During the second and third quarters of 1996, the estimated liquidation value of Daystrom Furniture, one of the four businesses identified for divestiture in 1995, was further adjusted by credits to restructuring expense. Additionally in the third quarter of 1996, the Company negotiated a cash settlement related to leases of its former retail stores, which resulted in a $466,000 credit to restructuring expense. Further, as a result of the decision to liquidate the assets of Daystrom Furniture, the reserves related to the write-down of Daystrom's net assets to their estimated fair value were reclassified to the appropriate asset and liability accounts as follows (i) $1,950,000 to accrue for severance, environmental clean-up costs, plant closing costs and other miscellaneous expenses and (ii) $440,000 to provide for estimated bad debts. Additionally, Daystrom's net property, plant and equipment was reclassified to "Intangible and other assets" and recorded at its estimated liquidation value.

         The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four businesses and closed its company-owned retail stores as of January 1, 1995, excluding the restructuring expense recorded during the second quarter of 1995 and the first nine months of 1996:

                                                   13 Weeks Ended               39 Weeks Ended
                                                Sept 28,       Sept 30,      Sept 28,       Sept 30,
                                                 1996           1995           1996           1995
                                               --------       --------        -------        -------
Net sales                                    $  123,840         130,956       374,521        377,257

Earnings (loss) before
  interest and income taxes                       5,866           3,632         9,006         (5,449)

The costs charged against restructuring reserves during the first nine months of 1996 are as follows (in thousands):

Restructuring reserves, December 30, 1995                   $      3,964
First quarter 1996 reserve additions                                 815
Second quarter 1996 Daystrom reclassification                      2,390
Third quarter 1996 reversal of restructuring
  reserve                                                           (666)

Costs:
  Write-off leasehold improvements                                  (129)
  Lease termination costs                                           (724)
  Severance payments                                              (1,942)
  Other                                                             (838)



Restructuring reserves, September 28, 1996                  $      2,870


(3) Inventories

A summary of inventories follows (in thousands):

                                                               September 28,    December 30,
                                                                    1996           1995
Inventories on the FIFO cost method:
    Finished goods                                             $    47,286          50,847
    Work in process                                                 13,933          17,165
    Raw materials and supplies                                      37,084          33,140
                                                               ------------    ------------
      Total inventories on
         the FIFO cost method                                       98,303         101,152

Less adjustments of certain inven-
 tories to the LIFO cost method                                    (11,875)        (11,686)
                                                               ------------    ------------
                                                               $    86,428          89,466
                                                               ============    ============

(4)      Trade Accounts Receivable Securitization Program

         On March 28, 1996, the Company's trade accounts receivable securitization program (the Securitization Program) was terminated. The funds previously provided by the Securitization Program were replaced by borrowings available under the revolving credit line of the Company's bank credit facility. At December 30, 1995, trade accounts receivable sold under the Securitization Program and excluded from the consolidated balance sheet totaled $36.0 million.

(5)      Postretirement Benefits Other Than Pensions

         On May 10, 1996, the Company curtailed the postretirement features of its health care benefit program, effective July 1, 1996, in an effort to reduce operating costs. The effect of this action was to eliminate the Company's financial obligation for postretirement healthcare costs. As a result of the benefit curtailment, the Company eliminated during the second quarter of 1996 a noncurrent liability of approximately $4.2 million which existed at March 30, 1996 resulting in a credit to operating income ($3.7 million to cost of sales and $0.5 million to selling, general and administrative expense). The remaining liability balance at that time of approximately $1.1 million was reclassified as a current liability. The curtailment of retiree health care benefits will result in an annual cost savings of over $2.0 million, of which approximately $1.2 million will be cash.

(6)      Loan and Security Agreement

         On July 12, 1996, the Company entered into a $190.0 million long-term secured credit facility (the Facility) which consists of a $125.0 million three-year revolving credit loan and a $65.0 million term loan. The term loan portion of the Facility will be repaid in quarterly installments of $1,625,000 commencing January 1, 1997.

         Borrowings under the revolving credit loan and the term loan bear interest at rates selected periodically by the Company of LIBOR plus 2.75% and 3.00%, respectively, or prime plus 1.75% and 2.00%, respectively. At September 28, 1996, LIBOR was 5.625% and the prime rate was 8.25%. Under the Facility, the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit facility. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4.0 million which will be amortized over the terms of the Facility. At current borrowing levels and market interest rates, the effect of the Facility will be to increase interest expense and lower profit before income taxes by approximately $1.0 million annually.

         The Facility is secured by substantially all the existing and hereafter acquired assets of the Company. Availability on the revolving credit loan is determined by levels of eligible inventory and eligible trade accounts receivable of the Company. The Facility contains customary covenants for asset based loans which restrict future borrowings, dividends and capital spending; require maintenance of a minimum net worth; and include financial covenant ratios related to cash flow, earnings and debt. At September 28, 1996, the Company's availability for future borrowings under its revolving credit loan totalled $25.3 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Operations:

                                                            13 Weeks Ended                 39 Weeks Ended
                                                          ------------------             ----------------
                                                       Sept 28,          Sept 30,      Sept 28,        Sept 30,
                                                        1996              1995          1996             1995
                                                      --------          --------      -------          -------
Net sales                                               100.0%            100.0%       100.0%           100.0%

Cost of sales                                            82.7               82.0        83.4             84.6
                                                        ------            ------       ------           ------
        Gross profit                                     17.3               18.0        16.6             15.4


Selling, general and

   administrative expenses                               13.6               14.7        14.8             16.4

Restructuring expense                                    (0.7)               -           1.0              5.6
                                                        ------            ------        ------           ------

        Operating income (loss)                           4.4                3.3         0.8             (6.6)
                                                        ------            ------        ------           ------

Other deductions (income):

   Interest expense                                       2.5                1.9         2.3              1.9

   Other, net                                            (0.7)               0.1          .3               .6
                                                        ------            ------        ------           ------
                                                          1.8                2.0         2.6              2.5
                                                        ------            ------        ------           ------
        Earnings (loss) before

          income taxes                                    2.6                1.3        (1.8)            (9.1)

Income tax expense (benefit)                              1.2                0.1        (0.8)            (3.6)
                                                        ------            ------        ------           ------

        Net earnings (loss)                               1.4%               1.2%       (1.0)%           (5.5)%
                                                        ======            ======        ======           ======


        Net sales for the third quarter and first nine months of 1996 were $124.1 million and $390.0 million, respectively, compared with $159.1 million and $461.5 million during the comparable 1995 periods. Net sales in 1996 decreased from prior year levels primarily due to the sale of Brown Jordan Company and Lea Lumber and Plywood as of December 29, 1995, the sale of Fournier Furniture as of February 26, 1996, and the liquidation of the assets of Daystrom Furniture beginning in July 1996. On a pro forma basis, excluding the four divestiture companies and the company-owned retail stores, 1996 third quarter and year-to-date net sales would have decreased from prior year levels by approximately 5.4% and 0.7%, respectively. This decrease in pro forma sales is primarily due to lower sales of the Company's promotional and upper priced casegoods operations.

        Cost of sales as a percentage of net sales increased to 82.7% for the third quarter of 1996 and decreased to 83.4% for the year-to-date, compared to 82.0% and 84.6%, respectively, in 1995. This resulted in a decrease in gross profit margins to 17.3% for the third quarter and an increase to 16.6% for the year-to-date, from 18.0% and 15.4%, respectively, in 1995. The decrease in the third quarter gross profit margins was primarily due to the inclusion of Brown Jordan and Lea Lumber & Plywood operating results in the 1995 year-to-date results. The decrease in cost of sales for the year-to-date was partially attributable to a $3.7 million non-cash credit to operations resulting from the Company's curtailment of retiree health care benefits (see note 5). This credit to operations was somewhat offset during the second quarter by additional reserves recorded for discontinued products, and depressed gross margins relating to the liquidation of Daystrom Furniture's inventory.

        Selling, general and administrative (SG&A) expenses decreased to 13.6% of net sales for the third quarter of 1996 from 14.7% for the same period in 1995, while SG&A expenses for the first nine months decreased to 14.8% from 16.4% in 1995. The lower third quarter 1996 SG&A expense reflects benefits from cost saving actions initiated by the Company during the first quarter of 1996. These actions included a reduction in salaried employees, consolidation of certain administrative functions, and cutbacks in advertising expense. Included in the first nine months SG&A expenses of 1995 was a $2.3 million non-cash charge to increase bad debt reserves, and to provide for other miscellaneous expenses.

        During the first quarter of 1996, a $5.1 non-cash restructuring charge was recorded as a result of: (i) the Company's decision to liquidate Daystrom Furniture; (ii) a shortfall in the actual versus anticipated net proceeds from selling Fournier Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses. A restructuring credit of $0.3 and $0.9 million was recorded in the second and third quarter of 1996, respectively.

        The $25.7 million restructuring expense incurred in the second quarter of 1995 resulted from the Company's decision to divest four of its operating companies and restructure the remaining operating companies in order to improve their operating performance. The reserves included a non-cash charge to write-down the businesses held for sale to the lower of carrying value or estimated fair value; to provide for expected losses from the closing of four Company-owned retail stores; to write down discontinued machinery due to changes in manufacturing processes; and to provide for anticipated severance expense and other costs.

        Other deductions were 1.8% of net sales for the third quarter and 2.6% for the first nine months of 1996, compared to 2.0% and 2.5%, respectively, in 1995. The third quarter decrease was primary due $1.7 million of income relating to the settlement of a long-standing insurance claim, offset by an increase in amortization expense and an increase in interest expense. Other deductions for the first nine months of 1995 also included non-cash charges totaling $2.2 million attributable to the write-off of unamortized bank financing fees and other noncurrent assets, and the recognition of other liabilities.

        During the first nine months, the Company's loss before income taxes was $7.3 million in 1996, compared to a loss of $42.0 million in 1995. The Company's estimated annual effective income tax rate for the first nine months of 1996 increased to 45.0% from the 39.5% annual rate estimated in the first nine months of 1995. The difference in the tax rates for the respective periods result from various permanent taxable income, deductions, or credit items that increase or decrease the normal U.S. Federal tax rate of 34.0% when applied to the Company's estimated annualized pre-tax income or loss during each interim period, or actual annual pre-tax income or loss in the case of each fiscal year end.

        The Company's net income was $1.8 million, or $0.23 per share, for the third quarter of 1996, compared with net income of $1.9 million, or $0.24 share for the same quarter of 1995. The first nine months net loss was $4.0 million, or $0.52 per share for 1996, compared with a net loss of $25.4 million, or $3.29 per share, for 1995.

LIQUIDITY AND CAPITAL RESOURCES

        On July 12, 1996, the Company completed the refinancing of its long-term and short-term bank credit facility. The new credit facility (the Facility) consists of a $125.0 million three-year revolving credit loan and a $65.0 million term loan. The Facility is secured by substantially all the assets of the Company, including equipment, inventory, receivables and real property. Borrowings under the Facility bear interest at rates selected periodically by the Company of LIBOR plus 2.75% or prime plus 1.75% for the revolving credit loan and LIBOR plus 3.00% or prime plus 2.00% for the term loan at September 28, 1996. At current borrowing levels and market interest rates, expected interest expense under the Facility will lower profit before income taxes by approximately $1.0 million annually. The term loan under the Facility will be repaid in quarterly installments of $1,625,000 commencing January 1, 1997. In anticipation of the refinancing, $890,000 of unamortized financing costs were charged to operations during the first quarter of 1996. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4.0 million which will be amortized over the terms of the Facility.

        Effective March 28, 1996, the Company's trade accounts receivable securitization program was terminated in anticipation of refinancing the Company's then existing long-term credit facility. At December 30, 1995, the Company had generated cash of $36.0 million from the securitization program which was subsequently replaced with borrowings under the Company's long-term credit facility.

        Primarily as a result of refinancing the accounts receivable securitization program with long-term debt, the current ratio at September 28, 1996 increased to 2.8 to 1 from 2.3 to 1 at December 30, 1995, and net working capital increased to $110.3 million from $79.5 million between the same two dates.

        During the first nine months, the Company generated cash from operating activities of $14.4 million in 1996, compared to $6.1 million in 1995. The cash generated during the first nine months of 1996 and 1995 were primarily from the net loss plus depreciation, amortization, and restructuring expense and a reduction in working capital needs. Additionally, cash was generated during the third quarter of 1996 from a $2.6 million sale/leaseback of selected machinery and equipment.

        During the first nine months of 1996, capital spending totaled $6.9 million, down from $8.6 million during the same period in 1995. Total 1996 capital expenditures are expected to be below the current annual depreciation rate of almost $11.0 million. The majority of the capital spending during the first nine months of both 1995 and 1996 was to complete previously initiated capital projects.

        At September 28, 1996, the Company had $137.6 million of bank borrowings outstanding, comprised of a $65.0 million secured term loan and a $72.6 million secured revolving credit loan. Additionally at September 28, 1996, the Company had approximately $5.8 million outstanding in other long-term indebtedness, primarily consisting of fixed-rate industrial revenue bonds. Total long and short-term debt (funded debt) represented 52.1% of total capitalization at September 28, 1996, compared to 45.8% of total capitalization at December 30, 1995. At September 28, 1996, the Company had $45.4 million in unused long-term revolving bank credit lines, of which $25.3 million was currently available to meet future cash requirements.

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

                  Borrowings under the revolving credit loan and the term loan bear interest at rates selected periodically by the Company of LIBOR plus 2.75% and 3.00%, respectively, or prime plus 1.75% and 2.00%, respectively. Under the Facility, the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit facility. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4.0 million which will be amortized over the terms of the Facility. At current borrowing levels and market interest rates, the effect of the Facility will be to increase interest expense and lower profit before income taxes by approximately $1.0 million annually.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits
                          10.1 Amendment No. 1 to Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital Corporation as the "Co-Agents," and NationsBank, N.A. (South), as agent for the lenders.

                          10.2 Amendment No. 2 to Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital

                                   Corporation as the "Co-Agents," and
                                   NationsBank, N.A. (South), as agent for the lenders.

                          10.3 Equipment Leasing Agreement dated as of September 19, 1996 between BTM Financial & Leasing Corporation B-4 and the Company.

                  (b)     Reports on Form 8-K
                          On July 24, 1996, the Company filed with the
                          Commission a Form 8-K dated July 18, 1996 which reported under Item 5 (i) Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital Corporation as the "Co-Agents," and NationsBank, N.A. (South), as agent for the lenders; (ii) Press Release dated July 18, 1996 reporting the closing and funding of the Loan and Security Agreement; and (iii) Press Release dated July 22, 1996 reporting the second quarter earnings of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LADD Furniture, Inc.



Date:  November 11, 1996                   By:   s/William S. Creekmuir
                                                 ----------------------
                                                 William S. Creekmuir
                                                 Executive Vice President
                                                 and Chief Financial Officer