Form 10-K405
period 1996-12-28
LADD FURNITURE INC
filed 1997-03-26
CIK 721669

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 28, 1996

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

                           Yes [X]      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]

     Market value of 6,337,385 shares held by nonaffiliates as of March 6, 1997, was $99,021,640.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                7,719,567 shares outstanding as of March 6, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the 1997 Annual Shareholders Meeting are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     LADD Furniture, Inc., incorporated in 1981 under the laws of the State of North Carolina, is a leading residential furniture manufacturer which sells its products through diverse retail distribution channels, as well as to the hospitality and health care industries. The Company produces a wide range of furniture designed to appeal to a spectrum of customers seeking quality, style, and value. The Company markets its wide range of residential wood and upholstered furniture domestically under the major brand names American Drew, Barclay, Clayton Marcus, Lea, Pennsylvania House and Pilliod, and exports these same brand name products worldwide through LADD International. Under the American of Martinsville brand name, LADD is also one of the world's leading suppliers of guest room furniture to the hotel/motel industry, as well as to health care facilities, retirement homes and governmental and university dormitory markets. Based upon industry data published in the trade publication FURNITURE DESIGN AND MANUFACTURING, LADD is currently the seventh largest U.S. manufacturer of residential furniture. Unless the context otherwise indicates, "LADD" and "Company" refer to LADD Furniture, Inc., its divisions, and consolidated subsidiaries. The executive offices of LADD are located in High Point, North Carolina.

INDUSTRY SEGMENTS

     In accordance with the instructions for this item, LADD is deemed to have been engaged in only one business segment, manufacture and sale of furniture, for the three years ended December 28, 1996.

SIGNIFICANT DEVELOPMENTS IN 1996

     COMPLETION OF REFINANCING -- On July 12, 1996, the Company completed a new $190 million secured financing facility underwritten by a bank group led by NationsBank, N.A. (South). The credit facility originally consisted of a $125 million three-year revolving credit facility and a $65 million term loan and is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. The credit facility was used to refinance the Company's existing credit facility and provide additional liquidity. On January 1, 1997, the Company reduced the availability of the revolving credit portion of the facility to $110 million.

LADD'S BUSINESS GROUPS

     The Company has three primary operating groups: (i) residential casegoods, consisting primarily of bedroom, dining room and living room furniture, wall units and occasional tables, (ii) residential upholstery, consisting primarily of sofas, love seats, recliners and chairs, and (iii) contract sales, consisting of casegoods and upholstery sold to the hospitality and health care industries, the U.S. government and educational institutions (collectively, contract sales). The Company distributes its casegoods and upholstery products directly and through approximately 300 independent sales representatives to more than 8,000 customers, including leading department stores, furniture retailers, mass merchandisers, catalog merchandisers, major hotel chains, and various specialty stores and retail companies. The Company also sold its furniture in 1996 internationally to customers in over 50 countries.

  CASEGOODS GROUP

     American Drew manufactures and sells medium-priced wood residential furniture. The products include various types of bedroom furniture (beds, dressers, nightstands, mirrors, armoires, and dressing tables), dining room furniture (tables, chairs, buffets, chinas, and serving pieces), living room and family room occasional pieces (desks, end tables, coffee tables, entertainment units, wall units, and secretaries), and computer furniture for the home (desks, files and bookshelves). American Drew products are manufactured in three plants located in North Wilkesboro, NC and are sold primarily to major independent furniture retailers, department stores, and regional furniture chains.

     Lea Industries manufactures and sells wood furniture for the youth and adult bedroom markets. Lea Industries' products include beds, dressers, nightstands, mirrors, desks, bookshelves, hutches, armoires, and correlated modular furniture in a variety of styles, including traditional, transitional and contemporary. The products are priced in the medium to low-medium price ranges and are considered high volume, promotional products to major furniture retailers. The products are marketed under the "Lea" brand name primarily to national and regional furniture chains, independent furniture retailers, national general retailers and department stores. Lea Industries' products are manufactured in four plants located in Waynesville, NC, Marion, VA, and Morristown, TN.

     Pennsylvania House manufactures solid wood residential furniture in American traditional, country and transitional styles. The Pennsylvania House product line is priced in the upper-medium price range. Pennsylvania House created and introduced the in-store gallery concept to the furniture retailing industry in 1975, and currently has established galleries with approximately 220 independent furniture retailers in the United States, Japan and Mexico. In 1996, the distribution of Pennsylvania House products was expanded to include furniture retailers without galleries. Pennsylvania House - Casegoods operates two manufacturing plants located in Lewisburg and White Deer, PA.

     Pilliod Furniture manufactures and markets a wide range of promotionally-priced contemporary and traditional wood residential furniture, including master bedroom products, occasional tables, home office products, entertainment centers, wall systems, and casual dining room products. Pilliod Furniture's products are marketed under the "Pilliod" and "Symmetry" brand names. The Company's products are sold throughout the United States through large volume customers, mainly large furniture chains and outlets. Pilliod Furniture operates three manufacturing facilities in Nichols, SC, Selma, AL, and Swanton, OH.

  UPHOLSTERY GROUP

     Barclay Furniture manufactures and sells moderately-priced upholstered residential furniture, including sofas, love seats, chairs, sleepers, and motion furniture styled in contemporary and traditional patterns. The products are considered high volume, promotional items and are sold under the Barclay Furniture name and various private label names. Barclay sells its products primarily to retail furniture chains, department stores, membership clubs, rent-to-own stores, catalog retailers, and national general merchandisers. Barclay operates two manufacturing plants located in Sherman and Myrtle, MS.

     Clayton-Marcus manufactures and sells a full line of upholstered household furniture, including sofas, love seats, chairs, sleepers, rockers, and other upholstered living room furniture, which sells in the medium and upper-medium price ranges. The products are marketed under the "Clayton-Marcus", "HickoryMark", "American of Martinsville", and "Clayton House" brand names primarily to retail furniture chains, independent furniture retailers and department stores. Clayton-Marcus currently has established galleries with approximately 150 independent furniture stores in the United States, Canada, and Mexico. Clayton-Marcus operates three manufacturing plants in Hickory, NC.

     Pennsylvania House also manufactures a full line of upholstered residential furniture which sells in the upper-medium price range. Pennsylvania House - Upholstery operates one leased manufacturing plant located in Monroe, NC.

  CONTRACT SALES

     American of Martinsville manufactures wood and upholstered residential furniture which is marketed worldwide to the guest room (hotel/motel) industry through LADD Contract Sales Corporation. The Contract Sales Group also sells to the health care furniture market for retirement homes and extended care facilities, certain agencies of the U.S. government, and university and college markets. American of Martinsville operates two manufacturing plants located in Chilhowie and Martinsville, VA and utilizes other LADD manufacturing facilities to meet capacity constraints.

  OTHER

     LADD Transportation, Inc. operates a modern fleet of over-the-road tractors and trailers that are used to provide transportation services to LADD's casegoods companies to meet the special needs of LADD's customers. LADD Transportation, together with fleets operated by LADD's Upholstery Group, provides approximately 30% of LADD's out-bound shipping requirements for finished products and also hauls a portion of the Company's in-bound raw materials and supplies. LADD Transportation has received certain contract carrier rights from the Interstate Commerce Commission and markets its transportation services to independent customers.

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

     The Company also sells its furniture products directly and through approximately 300 independent sales representatives to a broad variety of customers, including department stores, furniture retailers, mass merchandisers, catalog merchandisers, major hotel chains, and various specialty stores and rental companies. The Company currently sells to more than 8,000 furniture customers. No single customer accounted for more than 8% of net sales in 1996. The Company's business is not dependent upon a single customer, the loss of which would have a material effect on the Company.

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

RAW MATERIALS

     The most important raw materials used by the Company are hardwood lumber, veneers, upholstery fabrics, leather, plywood, particleboard, hardware, finishing materials, glass, steel, steel springs, and high pressure laminates. The wood species include cherry, oak, maple, white pine, poplar, and other American species, and imports such as rubberwood, guatambue and mahogany. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

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

INVENTORY PRACTICES, ORDER BACKLOG AND CREDIT PRACTICES

     The Company generally schedules production of its various groups based upon orders on hand. Manufacturing efficiencies and investment in inventories are, therefore, directly related to the current volume of orders. The Company, and the industry generally, honors cancellation of orders made prior to shipment. The Company's backlog of unshipped orders believed to be firm at 1996 fiscal year end was approximately $75.1 million, as compared to $83.1 million at 1995 fiscal year end. Generally, orders in the backlog are shipped during the following 12 months. The Company's businesses as a whole are not subject to significant seasonal variations.

COMPETITION

     The residential furniture market is highly competitive and includes a large number of manufacturers, none of which dominate the market. Industry estimates indicate that there are over 800 manufacturers of residential furniture in the United States, some of which include furniture types not manufactured by the Company. Competition within the market for wood, upholstered and metal furniture occurs principally in the areas of style or design, quality, price, and service.

     In recent years, foreign imports of finished furniture and component parts have increased. Although some of the imported products compete with products manufactured and marketed by the Company, its Pilliod Furniture subsidiary is the only operation to have experienced any significant negative impact. Where appropriate, the Company has capitalized upon the cost advantages of importing selected component parts and a limited number of finished products but is not dependent upon any foreign sources. In 1996, the Company imported approximately $16.4 million of finished furniture and unfinished furniture parts.

     The Company has no facilities located outside the continental United
States.

GOVERNMENTAL REGULATIONS

     The Company is subject to a wide-range of Federal, state and local laws and regulations relating to protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations use glues and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its facilities. Management believes that the Company is in substantial compliance with all environmental laws.

     Under the provisions of the Clean Air Act, in December 1995, the Environmental Protection Agency (the "EPA") promulgated air emission standards for the wood furniture industry. These regulations, known as National Emission Standards for Hazardous Air Pollutants ("NESHAPs"), govern the levels of emission of certain designated chemicals into the air and will require that the Company reduce emissions of certain volatile hazardous air pollutants ("VHAPs") by November 1997. Management has investigated and evaluated techniques to meet these standards at all facilities to which the NESHAPs standards will apply. While the Company may be required to make capital investments at some of its facilities to ensure compliance, the Company believes that it will meet all applicable requirements in a timely fashion and that the amount of money required to meet the NESHAP requirements will not materially affect its financial condition or its results of operations.

     See "Legal Proceedings" regarding the status of environmental proceedings in which the Company is involved.

EMPLOYEES

     The Company had approximately 5,900 employees as of March 1, 1997. Substantially all of the employees were employed on a full-time basis.

     Employees at four Company plants are represented by various labor unions. The Company considers its relations with its employees to be good.

EXPORT SALES

     In 1996, the Company's export sales decreased to $28.4 million (approximately 5.7% of 1996 net sales), from $37.5 million in 1995 (approximately 6.3% of 1995 net sales). The Company's export sales in 1994 were $33.8 million, or approximately 5.7% of 1994 net sales. Excluding the operating companies divested in 1995 and 1996, export sales were 5.7% of net sales in each year. None of the Company's assets are dedicated solely to export sales.

ITEM 2. PROPERTIES

     The following table summarizes the real estate, both owned and leased, used in the primary business operations of the Company as of March 21, 1997.

                                LADD FACILITIES

                                                                                          APPROX.       OWNED      LEASE
                                                                                       FACILITY SIZE     OR      EXPIRATION
         OPERATING GROUP                LOCATION                    USE                (SQUARE FEET)    LEASED      DATE
Casegoods........................   N. Wilkesboro, NC    Manufacturing                    409,000       Owned
                                    N. Wilkesboro, NC    Manufacturing                    414,000       Owned
                                    N. Wilkesboro, NC    Manufacturing                    122,500       Owned
                                    N. Wilkesboro, NC    Warehouse/Office                 109,500       Owned
                                    Morristown, TN       Warehouse                        108,000       Leased    10/31/97
                                    Morristown, TN       Manufacturing                    286,380       Owned
                                    Morristown, TN       Manufacturing/Office             139,200       Owned
                                    Morristown, TN       Distribution                     160,000       Leased    4/01/99
                                    Morristown, TN       Distribution                      97,500       Leased    10/31/98
                                    Waynesville, NC      Manufacturing/Office             447,400       Owned
                                    Marion, VA           Manufacturing/Office             204,900       Owned
                                    Lewisburg, PA        Manufacturing/Office/Dist.       614,100       Owned
                                    White Deer, PA       Manufacturing/Dist.              128,000       Owned
                                    Selma, AL            Manufacturing                    310,000       Owned
                                    Nichols, SC          Manufacturing                    350,000       Owned
                                    Swanton, OH          Manufacturing                    290,000       Owned
                                    Mullins, SC          Warehouse                         20,000       Leased    mo-to-mo
                                    High Point, NC       Office                            11,100       Leased    4/30/98
Upholstery.......................   Sherman, MS          Manufacturing/Office             302,650       Owned
                                    Myrtle, MS           Manufacturing                    152,600       Owned
                                    Hickory, NC          Manufacturing/Office/Dist.       359,600       Owned
                                    Hickory, NC          Manufacturing                    121,800       Owned
                                    Hickory, NC          Manufacturing                    152,900       Owned
                                    Monroe, NC           Manufacturing                    258,000       Leased    3/31/04
Contract Sales...................   Chilhowie, VA        Manufacturing/Office             530,000       Owned
                                    Martinsville, VA     Manufacturing                    850,000       Owned
                                    Martinsville, VA     Office                            50,000       Leased    5/31/97
                                    Martinsville, VA     Warehouse                        135,000       Leased    9/30/97
Corporate........................   High Point, NC       Office                            38,000       Leased    11/30/97

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

     The Company also currently maintains showrooms, the majority of which are leased, in High Point, NC, Sherman and Tupelo, MS, and Martinsville, VA.

     The Company owns and leases substantial quantities of woodworking, sewing and metalworking equipment located in its various plants. The Company considers its present equipment to be adequate, well-maintained, generally modern, and adequately insured.

     The Company currently owns and leases approximately 120 tractors and 270 trailers.

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

     Under the terms of the Asset Purchase Agreement with Maytag Corporation ("Maytag") dated June 1, 1989 ("the Maytag Agreement") under which the Company acquired Brown Jordan, the Company's liabilities in El Monte matters are limited to the first $200,000 of costs for off-site liabilities and $1,000,000 of costs for on-site liabilities. Pursuant to the terms of the Stock Purchase Agreement between the Company and BJCL, Inc. (now known as Brown Jordan International, Inc.) ("BJII") dated as of November 7, 1995 under which BJII acquired Brown Jordan from the Company, BJII may assume up to $400,000 of certain post closing costs relating to Brown Jordan, including environmental costs relating to the El Monte site. Through March 1997, approximately $300,000 had been expended by the Company on the El Monte site and approximately $60,000 of other contractual indemnification claims had been incurred. Accordingly, if no other claims are made by BJII under the Brown Jordan Agreement, the next $340,000 of costs associated with Brown Jordan environmental claims will be paid by BJII.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were submitted to security holders of the Company in the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     STOCK TRANSFER AGENT:

     Wachovia Bank of North Carolina, N.A.
     Winston-Salem, NC
     Shareholder Account Information: 1-800-635-4236

     STOCK LISTING:

     The Company's Common Stock is traded on the Nasdaq Stock Market under the Nasdaq symbol: LADF. At year end 1996, the Company had approximately 4,000 shareholders based upon approximately 640 shareholders of record at that date and an estimate of the number of individual shareholders represented by broker and nominee position listings.

     MAJOR MARKET MAKERS:

     Cantor, Fitzgerald & Co.                                   Mayer & Schweitzer
     Dillon, Read & Co.                                         Raymond, James & Associates
     Herzog, Heine, Geduld                                      Robinson Humphrey
     Huntleigh Securities Corp.                                 Sherwood Securities Corp.
     Interstate/Johnson Lane                                    Southwest Securities, Inc.
     Jefferies & Company, Inc.                                  Troster Singer Corp.
     Legg Mason Wood Walker                                     Wheat First Butcher Singer

     See Item 6, Selected Financial Data, for market and dividend information regarding the Company's Common Stock.

     ITEM 6. SELECTED FINANCIAL DATA

                        LADD FURNITURE, INC. AND SUBSIDIARIES

                                SELECTED ANNUAL DATA

            DOLLAR AND SHARE DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                        FISCAL      FISCAL      FISCAL      FISCAL      FISCAL
                                                                         1992        1993        1994        1995        1996
     OPERATING STATEMENT DATA
       Net sales....................................................   $483,480     507,586     576,549     599,203     497,457
       Cost of sales................................................    388,937     414,730     468,881     502,999     411,697
         Gross profit...............................................     94,543      92,856     107,668      96,204      85,760
       Selling, general and administrative expenses.................     78,493      81,953      93,911     101,345      74,363
       Restructuring expense........................................         --          --          --      25,120       3,431
       Operating income (loss)......................................     16,050      10,903      13,757     (30,261)      7,966
       Other (income) deductions:
         Interest expense...........................................      7,502       5,542       8,939      11,798      12,069
         Other (net)................................................        278      (1,046)       (199)      1,367         399
       Earnings (loss) before income taxes..........................      8,270       6,407       5,017     (43,426)     (4,502)
       Income tax expense (benefit).................................      3,725       2,561         709     (18,236)     (2,032)
       Net earnings (loss)..........................................   $  4,545       3,846       4,308     (25,190)     (2,470)
       Depreciation.................................................   $  9,151      10,508      14,143      12,671      10,887
       Amortization.................................................      2,848       2,554       3,669       3,758       4,444
       Cash dividends paid..........................................         --       2,767       2,771       2,086          --
       Weighted average shares outstanding..........................      7,148       7,686       7,697       7,721       7,722
     PER SHARE DATA
       Net sales....................................................   $  67.64       66.04       74.91       77.61       64.42
       Net earnings (loss)..........................................       0.64        0.50        0.56       (3.26)      (0.32)
       Cash dividends...............................................         --        0.36        0.36        0.27          --
       Year-end book value..........................................      19.38       19.52       19.73       16.20       15.94
     BALANCE SHEET DATA
       Net working capital..........................................   $117,693     123,004     123,685      79,528      97,916
       Net property, plant and equipment............................     83,609      97,497     109,522      82,586      74,729
       Total assets.................................................    315,649     335,737     378,816     312,986     313,595
       Total debt...................................................     92,573     111,072     149,271     115,944     130,952
       Shareholders' equity.........................................    148,724     150,103     151,906     125,197     123,076
     RATIOS, OTHER
       Gross profit margin..........................................       19.6%       18.3        18.7        16.1        17.2
       Operating profit (loss) margin...............................        3.3%        2.1         2.4        (5.0)        1.6
       Return (loss) on sales.......................................        0.9%        0.8         0.8        (4.2)       (0.5)
       Effective income tax rate....................................       45.0%       40.0        14.1        42.0        45.1
       Dividend payout ratio........................................         --        71.9        64.3         N/M          --
       Return (loss) on beginning assets............................        1.5%        1.2         1.3        (6.6)       (0.8)
       Return (loss) on beginning equity............................        4.1%        2.6         2.9       (16.6)       (2.0)
       Total debt ratio.............................................       38.4%       42.5        49.6        48.1        51.6
       Current ratio................................................        3.1x        3.1         3.0         2.3         2.6
       Inventory turnover ratio.....................................        4.6x        4.2         4.2         4.8         4.7
       Asset turnover ratio.........................................        1.5x        1.6         1.6         1.7         1.6
       Year-end employees (actual number)...........................      6,940       6,670       7,860       6,880       5,800
       Sales per employee (000's)...................................   $   73.4        75.0        75.9        77.0        79.8
     STOCK DATA
       High.........................................................   $  36.00       44.25       35.25       19.88       15.75
       Low..........................................................      18.75       22.50       14.63       12.25        9.50
       Close........................................................      31.50       30.00       19.50       13.13       14.63
       Trading volume (shares)......................................      6,586       8,260       6,473       9,599       8,000

     NOTES: Total debt ratio is defined as total debt to total debt plus shareholders' equity. Fiscal year 1992 comprised 53 weeks; all other years comprised 52 weeks. Stock price data is for calendar years. N/M = Not meaningful. Sales per employee based on monthly employee average. Fournier Furniture is included in consolidated results from its acquisition date of July 2, 1992, and Pilliod Furniture from its acquisition date of January 31, 1994. Fiscal year 1995 reflects the sale of Brown Jordan Company and Lea Lumber & Plywood-effective December 29, 1995. Fiscal 1996 reflects the sale of Fournier Furniture-effective February 26, 1996; and the liquidation of Daystrom Furniture beginning June 28, 1996. Fiscal 1994 and 1995 reflect the Company's accounts receivable securitization program which commenced January 31, 1994 and terminated on March 28, 1996.

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

                                                                                                        1994     1995     1996
Net sales............................................................................................   100.0%   100.0%   100.0%
Cost of sales........................................................................................    81.3     83.9     82.8
  Gross profit.......................................................................................    18.7     16.1     17.2
Selling, general and administrative expenses.........................................................    16.3     16.9     14.9
Restructuring expense................................................................................    --        4.2      0.7
  Operating income (loss)............................................................................     2.4     (5.0)     1.6
Other deductions, net................................................................................     1.5      2.2      2.5
  Earnings (loss) before income taxes................................................................     0.9     (7.2)    (0.9)
Income tax expense (benefit).........................................................................     0.1     (3.0)    (0.4)
  Net earnings (loss)................................................................................     0.8%    (4.2)%   (0.5)%

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs and interest costs, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, principally anticipated growth in sales and decreased interest expense, and other risks and factors identified from time to time in the Company's reports filed with the Securities Exchange Commission.

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and net earnings (loss) over the three-year period ended December 28, 1996.

FISCAL 1995 AND 1996 RESTRUCTURING OF THE COMPANY

     During 1995, the Company recorded a net $25.1 million non-cash restructuring charge. The restructuring charge resulted from the Company's decision to divest four operating companies (businesses held for sale -- the "divestiture companies"), close four Company-owned retail stores, and reorganize the remaining companies to improve operating performance. The net restructuring charge consisted of: (a) $17.4 million to write-down businesses sold or held for sale to their estimated fair value, net of disposition expenses; (b) $3.7 million to increase reserves associated with closing the four retail stores; (c) $2.6 million to provide for severance and other expenses; and (d) $1.4 million to write-down selected machinery to estimated fair value because of changes in manufacturing processes. In December 1995, the Company sold two of the businesses held for sale for a combination of cash proceeds aggregating $28.0 million, a 12% interest (valued at $2.2 million) in the purchaser of one of the businesses, and a $1.0 million subordinated note. As part of the 1995 restructuring, the Company's operations were reorganized along its three product lines: (i) the Casegoods Group; (ii) the Upholstery Group; and (iii) the Contract Sales Group.

     In 1996, the Company recorded aggregate non-cash restructuring charges
(net) of $3.4 million which consisted of: (i) $4.2 million in the first quarter due to the necessity to liquidate versus sell one of the remaining businesses and a shortfall in anticipated proceeds on the other business; (ii) $0.9 million in the first quarter for severance related to continued restructuring of the Company (of which $130,000 related to restricted stock awards was credited to shareholders' equity); and (iii) $1.7 million aggregate credits recorded in the second, third and fourth quarters as a result of proceeds from the liquidation of idle assets held for sale exceeding earlier estimates. In February 1996, the Company sold one of its divestiture companies for a combination of approximately $8.9 million in cash, a subordinated note totalling $1.1 million, and the purchaser's assumption of $1.9 million of Industrial Revenue Bonds. Effective June 1996, the Company closed its last divestiture company and subsequently liquidated for cash substantially all the inventory, machinery and equipment. In December 1996, the Company sold the manufacturing plant of the business for cash and a note receivable.

     Management believes the actions represented by these charges have repositioned the Company to achieve improved operating performance within the U.S. residential furniture manufacturing industry.

FISCAL 1996 COMPARED TO 1995

     Consolidated net sales for fiscal 1996 decreased $101.7 million, or 17.0%, to $497.5 million from $599.2 million in 1995. On a pro forma basis, excluding the four divestiture companies and the company-owned retail stores closed in 1995, fiscal 1996 consolidated net sales would have decreased by 0.3%. Of the $481.9 million in net sales recorded during fiscal 1996 by the ongoing businesses, residential casegoods totalled approximately $277.4 million, residential upholstery totalled approximately $124.3 million, and contract sales totalled approximately $80.2 million. The Company's total residential upholstery sales for fiscal 1996 were flat with fiscal 1995, while total residential casegoods sales for the year decreased $7.0 million, or 2.5 %, from fiscal 1995's level. Net sales of the Company's contract sales business, including the sale of accessories, rose $11.7 million in 1996, or 17.1%, compared to the prior year. The Company's residential casegoods and upholstery sales trends in 1996 were below those estimated for the industry, largely due to the Company's decision to discontinue selling to certain accounts with unsatisfactory margins. The 1996 sales growth in the contract business exceeded sales trends estimated in the hospitality sector, where hotels/motels continue to refurbish rooms at an accelerated pace. The Company anticipates that the 1997 sales growth rate for its casegoods and upholstery businesses will be more in line with that of the industry, and that the sales growth rate for its contract business will exceed that of casegoods and upholstery.

     In 1996, the Company's export sales decreased to $28.4 million (5.7% of net sales), from $37.5 million in 1995 (6.3% of net sales). Excluding the divestiture companies and the four company-owned retail stores, export sales would have been 5.7% of net sales in both 1995 and 1996. Export sales will continue to be a focus of the Company and are expected to increase generally at a faster rate than domestic sales.

     Cost of sales decreased by $91.3 million, or 18.2%, in fiscal 1996 and represented 82.8% of net sales, down from 83.9% of net sales in fiscal 1995. On a pro forma basis, excluding the divestiture companies and the company-owned retail stores, cost of sales decreased to 82.1% of net sales in 1996, from 84.2% of net sales in 1995. Cost of sales in 1996 was positively impacted by the Company's decision to curtail health care benefits to retirees and to terminate its qualified defined benefit pension plan. As more fully discussed in notes 10 and 11 to the consolidated financial statements, these two actions in the aggregate resulted in a $4.4 million decrease in cost of sales. The Company estimates that, on an ongoing basis, the elimination of these two employee benefits will save the Company over $3.0 million annually. Excluding the divestiture companies and the company-owned retail stores, the above mentioned nonrecurring 1996 transactions, and non-cash charges totalling $5.3 million recorded in 1995, cost of sales was 83.1% of net sales in both 1996 and 1995. Negatively impacting margins in 1996 and 1995 were production decreases of 5.8% and 7.5%, respectively, to reduce inventory levels of the casegoods group, resulting in high amounts of unabsorbed fixed overhead costs. The Company believes that 1997 gross margins will improve over the 1996 pro forma gross margin of 16.9% as a result of new product introductions, increased sales and increased production levels.

     Selling, general and administrative (SG&A) expenses were 14.9% of net sales in 1996, compared to 16.9% of net sales in fiscal 1995. On a pro forma basis, excluding the divestiture companies and the company-owned retail stores, SG&A expenses were 14.8% of net sales in 1996, compared to 16.2% of net sales in 1995. This decrease was primarily attributable to the second quarter 1995 non-cash charge (totalling $2.3 million) to increase the Company's bad debt reserves and provide for other miscellaneous expenses, as well as to higher costs in 1995 associated with the Company's accounts receivable securitization program, which was in place for all of 1995 and terminated at the end of 1996's first quarter. SG&A expenses also declined during 1996 as a result of an approximate 10.0% reduction in the Company's salaried work force, consolidation of certain administrative functions, and cutbacks in advertising. The Company anticipates that 1997 SG&A expenses will be in the range of 14.0%-14.5% of net sales.

     Other deductions increased in the aggregate to 2.5% of fiscal 1996's net sales from 2.2% in the prior year. Interest expense, as a percent of net sales, was 2.4% in 1996 compared to 2.0% in 1995 due to higher interest rates. Other deductions in 1996 were positively impacted by a $1.7 million insurance settlement. Other deductions in 1996 and 1995 included non-cash charges totalling $0.9 million and $2.2 million, respectively, attributable to the write-off of unamortized financing costs and other noncurrent assets, and the recognition of other liabilities. The Company believes its 1997 interest expense will decrease due to lower outstanding average borrowings and an anticipated decrease in the Company's effective interest rate, both of which are directly dependent upon improved profitability and cash flow.

     The principal reason for the increase in the Company's effective tax benefit rate to 45.1% in fiscal 1996 from 42.0% in the previous year was the realization of tax benefits from the utilization of research and experimentation tax credits. The Company's combined effective Federal and state tax rate for 1997 is expected to approximate 39.0%.

FISCAL 1995 COMPARED TO 1994

     Consolidated net sales for fiscal 1995 rose $22.7 million, or 3.9%, to a record $599.2 million. On a pro forma basis, assuming Pilliod Furniture had been acquired at the beginning of fiscal 1994, the fiscal 1995 consolidated net sales increase would have been 2.5%. The reported increase of $22.7 million consisted of a $22.9 million, or 5.0%, increase in net sales of the ongoing businesses, partially offset by a cumulative decline of $0.2 million, or 0.2%, in net sales of the businesses sold or being held for sale in 1995.

     Of the $483.4 million in net sales recorded during fiscal 1995 by the ongoing businesses, approximately $284.4 million represented residential casegoods volume, approximately $124.5 million represented residential upholstery volume, and contract volume represented approximately $68.5 million. The balance of 1995 sales, totalling approximately $6.0 million, represented "other" business, primarily revenues from the sale of home furnishings accessories. The Company's 1995 sales trends were in line with the general industry pattern of stronger upholstery sales than casegoods sales. The Company's total residential upholstery sales for fiscal 1995 rose by $18.1 million, or 17.0%, while total residential casegoods sales for the year decreased $14.1 million, or 4.7%, from fiscal 1994's level. Total fiscal 1995 net sales of the Company's contract business, including the sale of accessories, rose by $13.0 million, or 23.4%, compared to the prior year.

     Cost of sales increased by $34.1 million, or 7.3%, in fiscal 1995 and represented 83.9% of net sales in the most recent year, up from 81.3% in fiscal 1994. Materials, labor and overhead costs all increased as a percentage of net sales in 1995, with the labor component showing the largest year-over-year growth. The labor increase resulted largely from the casegoods companies manufacturing parts that had previously been purchased and machine setup times not being fully absorbed due to smaller cut quantities. Materials price increases, which had been a major negative factor in 1994, moderated to a degree during 1995, particularly in the areas of hardwood lumber and particleboard, although these costs remained at fairly high levels on a historical basis. Further negatively impacting 1995 margins was a 7.5% decrease in production to reduce inventory levels of the casegoods group resulting in unusually high amounts of unabsorbed fixed overhead costs. An additional depressant on the 1995 gross margin was the non-cash charge (totalling $5.3 million) incurred in the second quarter to increase reserves for slow-moving and discontinued inventories. As a result of these factors, the Company's fiscal 1995 gross margin declined to a historical yearly low of 16.1%, compared to fiscal 1994's 18.7% gross margin.

     Selling, general and administrative (SG&A) expenses rose to 16.9% of net sales, compared to 16.3% in fiscal 1994. This increase was primarily attributable to the second quarter non-cash charge (totalling $2.3 million) to increase the Company's bad debt reserves and provide for other miscellaneous expenses, as well as higher costs associated with the Company's accounts receivable securitization program, which was in place for all of 1995 and carried larger average balances and discount rates than in fiscal 1994.

     Other deductions increased in the aggregate to 2.2% of fiscal 1995's net sales from 1.5% of prior year's net sales. Interest expense rose $2.9 million, despite average outstanding borrowings for fiscal 1995 remaining approximately the same as in the prior year, due to increases in short-term interest rates and an amendment to the Company's long-term credit facility, which resulted in a significantly higher borrowing rate for the Company beginning in August 1995.

     The principal reasons for the increase in the Company's fiscal 1995 effective tax rate to 42.0% from 14.1% in the previous year were tax benefits realized from the utilization of capital loss carryforwards during the year and various beneficial tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1996, the Company refinanced its long-term and short-term bank credit facility with a new credit facility (the "Facility") which consisted of a $125.0 million three-year revolving credit loan and a $65.0 million term loan. On January 1, 1997, the Facility was amended to reduce the revolving credit loan to $110.0 million. The Facility is secured by substantially all the assets of the Company, including equipment, inventory, receivables and real property. Borrowings under the Facility bear interest at rates selected periodically by the Company of LIBOR plus 2.75%, or prime plus 1.75%, for the revolving credit loan, and LIBOR plus 3.00%, or prime plus 2.00%, for the term loan. The interest rate margin over LIBOR and prime can be reduced upon the Company meeting a financial ratio related to operating cash flow and debt levels. The term loan is to be repaid in forty quarterly installments of $1,625,000, of which the first installment was paid in December 1996. The

Facility restricts the amount of the Company's capital spending, lease obligations, borrowings, and the payment of dividends. Due to the refinancing, unamortized financing costs of $890,000 were charged to operations in 1996. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4.0 million which will be amortized over the terms of the Facility.

     Effective March 28, 1996, the Company's trade accounts receivable securitization program was terminated in anticipation of the above mentioned refinancing. At December 30, 1995, the Company had generated cash of $36.0 million from the securitization program which was subsequently replaced with borrowings under the Company's long-term credit facility.

     On December 28, 1996, net working capital totalled $97.9 million and the current ratio was 2.6:1. Both of these financial measures increased over the prior year primarily due to the above mentioned termination of the accounts receivable securitization program, offset somewhat by a decrease in inventories and prepaid expenses aggregating approximately $12.9 million.

     During 1996, the Company generated net cash from operating activities of $25.5 million, an increase of $14.4 million compared to the prior year. During 1996, capital spending totalled $8.3 million (excluding the purchase of leased equipment relating to a divestiture company) down from the prior year's $11.6 million, as major capital projects initiated during years 1994 and 1995 were completed in early 1996, and a reduced capital spending program was initiated by management. Capital expenditures during 1996 and 1995 were funded from the operations of the Company and borrowings under the Company's existing long-term credit facility.

     Total debt as a percentage of total debt plus shareholders' equity (total debt ratio) was 51.6% at the end of 1996, compared to 48.1% a year earlier. The increase was due to termination of the previously mentioned trade accounts receivable securitization program in March 1996, offset by debt repayments in the aggregate in the second, third and fourth quarters of 1996 totalling $26.3 million. The Company anticipates spending less than $10.0 million for capital improvements during 1997, and believes that the unused revolving credit line available under the Facility ($31.0 million at December 28, 1996) and cash generated from operations, will be adequate to fund these planned investments, as well as its lease commitments. The Company anticipates that its cash flow from operations will exceed its capital expenditures in 1997, enabling the Company to further reduce its outstanding borrowings and accordingly, its total debt ratio.

IMPACT OF INFLATION

     Although the effects of inflation on the Company cannot be accurately determined, in 1996 the impact of inflation affected the Company's manufacturing costs in the areas of manufacturing overhead and raw materials other than lumber. The price of lumber, like the prices of other commodities, is affected more by the interaction of supply and demand than by inflation. Although 1996 margins were impacted by inflation, the Company's gross profit margins during the past several years have, in general, been impacted more by promotional selling discounts and plant downtime taken to curtail production than by inflation. The Company believes it will be able to largely offset the effects of inflation by improving its manufacturing efficiency, increasing employee productivity, substituting raw materials, and increasing the selling prices of its products.

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

     The Board of Directors, through its Audit Committee consisting of three directors who are not officers or employees of the Company, is responsible for reviewing and monitoring the financial statements and accounting practices of the Company. The Audit Committee meets periodically, either separately or jointly, with the independent auditors, representatives of management and the Company's internal auditors to discuss auditing, accounting and financial statement matters. To ensure complete independence, representatives of KPMG Peat Marwick LLP, certified public accountants retained by the Company to audit the financial statements, have full and free access to meet with the Audit Committee with or without the presence of management representatives.

Fred L. Schuermann, Jr.                 William S. Creekmuir
President & Chief Executive Officer     Executive Vice President & CFO
February 7, 1997                        February 7, 1997

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
LADD FURNITURE, INC.:

     We have audited the accompanying consolidated balance sheets of LADD Furniture, Inc. and subsidiaries as of December 30, 1995 and December 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LADD Furniture, Inc. and subsidiaries as of December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
Greensboro, North Carolina
February 7, 1997

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995, AND DECEMBER 28, 1996

                                                                                            1994         1995         1996
                                                                                             DOLLAR AMOUNTS IN THOUSANDS,
                                                                                                   EXCEPT SHARE DATA
Net sales..............................................................................   $576,549      599,203      497,457
Cost of sales..........................................................................    468,881      502,999      411,697
     Gross profit......................................................................    107,668       96,204       85,760
Selling, general and administrative expenses...........................................     93,911      101,345       74,363
Restructuring expense..................................................................         --       25,120        3,431
     Operating income (loss)...........................................................     13,757      (30,261)       7,966
Other deductions:
  Interest expense.....................................................................      8,939       11,798       12,069
  Other deductions (income), net.......................................................       (199 )      1,367          399
                                                                                             8,740       13,165       12,468
     Earnings (loss) before income taxes...............................................      5,017      (43,426)      (4,502)
Income tax expense (benefit)...........................................................        709      (18,236)      (2,032)
     Net earnings (loss)...............................................................   $  4,308      (25,190)      (2,470)
Net earnings (loss) per common share...................................................   $   0.56        (3.26)       (0.32)
Cash dividends per common share........................................................   $   0.36         0.27         0.00
Weighted average number of common shares outstanding...................................   7,696,689    7,720,783    7,722,085

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 30,    DECEMBER 28,
                                                                                                        1995            1996
                                                                                                    DOLLAR AMOUNTS IN THOUSANDS,
                                                                                                         EXCEPT SHARE DATA
ASSETS
Current assets:
  Cash...........................................................................................     $  1,272             469
  Trade accounts receivable, less allowances for doubtful receivables, discounts, returns
     and allowances of $4,057 and $3,005, respectively...........................................       38,288          66,730
  Inventories....................................................................................       89,466          84,484
  Prepaid expenses and other current assets......................................................       13,663           5,768
       Total current assets......................................................................      142,689         157,451
Property, plant and equipment, net...............................................................       82,586          74,729
Businesses held for sale, net....................................................................        8,052              --
Intangible and other assets, net.................................................................       79,659          81,415
                                                                                                      $312,986         313,595
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt.........................................................     $    309           5,093
  Short-term bank borrowings.....................................................................        3,037              --
  Trade accounts payable.........................................................................       28,419          24,358
  Accrued expenses and other current liabilities.................................................       31,396          30,084
       Total current liabilities.................................................................       63,161          59,535
Long-term debt, excluding current installments...................................................      112,598         125,859
Deferred and other liabilities...................................................................       12,030           5,125
       Total liabilities.........................................................................      187,789         190,519
Shareholders' equity
  Preferred stock of $100 par value. Authorized 500,000 shares; no shares issued.................           --              --
  Common stock of $.30 par value. Authorized 50,000,000 shares, issued 7,726,993 shares and
     7,719,567 shares, respectively..............................................................        2,318           2,316
  Additional paid-in capital.....................................................................       49,905          49,736
  Retained earnings..............................................................................       73,829          71,359
                                                                                                       126,052         123,411
  Less unamortized value of restricted stock.....................................................         (855)           (335)
       Total shareholders' equity................................................................      125,197         123,076
Commitments and contingencies -- NOTE 13
                                                                                                      $312,986         313,595

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

    YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995, AND DECEMBER 28, 1996

                                                                                                1994        1995        1996
                                                                                                DOLLAR AMOUNTS IN THOUSANDS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)........................................................................   $   4,308    (25,190)     (2,470)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
  Depreciation of property, plant and equipment............................................      14,143     12,671      10,887
  Amortization.............................................................................       3,669      3,758       4,444
  Restructuring expense....................................................................          --     25,120       3,431
  Provision for losses on trade accounts receivable........................................       1,521      2,898       3,308
  Gain on sales of property, plant and equipment...........................................         (89)      (314)       (147)
  Provision for deferred income taxes......................................................      (1,204)   (13,419)      1,873
  Increase (decrease) in deferred and other liabilities....................................       1,388      1,297      (2,564)
  Change in assets and liabilities, net of effects from acquisition, divestitures and classification of businesses held for sale:
     (Increase) decrease in trade accounts receivable......................................      (2,517)    (7,988)      5,736
     (Increase) decrease in inventories....................................................     (10,709)     8,126       5,417
     (Increase) decrease in prepaid expenses and other current assets......................      (1,886)    (2,084)      5,648
     Increase (decrease) in trade accounts payable.........................................      (2,496)     3,608      (3,738)
     Increase (decrease) in accrued expenses and other current liabilities.................      (3,313)     2,607      (6,320)
  Total adjustments........................................................................      (1,493)    36,280      27,975
     Net cash provided by operating activities.............................................       2,815     11,090      25,505
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Pilliod Furniture, net of cash acquired...................................     (23,847)        --          --
  Additions to property, plant and equipment...............................................     (31,825)   (11,560)     (8,347)
  Purchase leased manufacturing equipment..................................................          --         --      (4,648)
  Proceeds from sales of property, plant and equipment.....................................         962        191         246
  Proceeds from sales of idle assets.......................................................          --         --       1,570
  Proceeds from sales of businesses........................................................          --     28,004       5,284
  Additions to intangible and other assets.................................................      (1,150)    (3,715)     (2,759)
     Net cash provided by (used in) investing activities...................................     (55,860)    12,920      (8,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.................................................................     136,666        330     127,092
  Proceeds from (repayments of) sales of trade accounts receivable.........................      32,485      3,515     (36,000)
  Proceeds from sale leaseback of equipment................................................      14,566      6,691       3,538
  Principal payments on borrowings.........................................................    (130,020)   (31,706)   (112,103)
  Dividends paid...........................................................................      (2,771)    (2,086)         --
  Other....................................................................................       1,383          8        (171)
     Net cash provided by (used in) financing activities...................................      52,309    (23,248)    (17,644)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (38)       (66)        (10)
  Net increase (decrease) in cash..........................................................        (774)       696        (803)
Cash at beginning of year..................................................................       1,350        576       1,272
Cash at end of year........................................................................   $     576      1,272         469

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

    YEARS ENDED DECEMBER 31, 1994, DECEMBER 30, 1995, AND DECEMBER 28, 1996

                                                                                                            UNAMORTIZED
                                                   NUMBER              ADDITIONAL    CURRENCY                VALUE OF
                                                  OF SHARES   COMMON    PAID-IN     TRANSLATION  RETAINED   RESTRICTED
                                                   ISSUED     STOCK     CAPITAL     ADJUSTMENT   EARNINGS      STOCK
                                                             DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA
BALANCE AT JANUARY 1, 1994......................  7,688,719   $2,306     49,186          (170)     99,568        (787)
  Shares issued in connection with incentive
     stock option plan..........................        782      --          19            --          --          --
  Purchase of restricted stock..................     (6,142)     (1 )      (170)           --          --         170
  Shares issued in connection with and
     amortization of employee restricted stock
     awards.....................................     16,792       5         481            --          --        (200)
  Currency translation adjustment...............         --      --          --           (38)         --          --
  Net earnings..................................         --      --          --            --       4,308          --
  Dividends paid................................         --      --          --            --      (2,771)         --
BALANCE AT DECEMBER 31, 1994....................  7,700,151   2,310      49,516          (208)    101,105        (817)
  Purchase of restricted stock..................     (2,452)     (1 )       (68)           --          --          68
  Shares issued in connection with and
     amortization of employee restricted stock
     awards.....................................     29,294       9         457            --          --        (106)
  Currency translation adjustment...............         --      --          --           (66)         --          --
  Reclassification to businesses held for sale..         --      --          --           274          --          --
  Net loss......................................         --      --          --            --     (25,190)         --
  Dividends paid................................         --      --          --            --      (2,086)         --
BALANCE AT DECEMBER 30, 1995....................  7,726,993   2,318      49,905            --      73,829        (855)
  Purchase of restricted stock..................     (7,426)     (2 )      (169)           --          --         169
  Amortization of employee restricted stock
     awards.....................................         --      --          --            --          --         351
  Net loss......................................         --      --          --            --      (2,470)         --
BALANCE AT DECEMBER 28, 1996....................  7,719,567   $2,316     49,736            --      71,359        (335)

                                                      TOTAL
                                                  SHAREHOLDERS'
                                                     EQUITY
BALANCE AT JANUARY 1, 1994......................     150,103
  Shares issued in connection with incentive
     stock option plan..........................          19
  Purchase of restricted stock..................          (1)
  Shares issued in connection with and
     amortization of employee restricted stock
     awards.....................................         286
  Currency translation adjustment...............         (38)
  Net earnings..................................       4,308
  Dividends paid................................      (2,771)
BALANCE AT DECEMBER 31, 1994....................     151,906
  Purchase of restricted stock..................          (1)
  Shares issued in connection with and
     amortization of employee restricted stock
     awards.....................................         360
  Currency translation adjustment...............         (66)
  Reclassification to businesses held for sale..         274
  Net loss......................................     (25,190)
  Dividends paid................................      (2,086)
BALANCE AT DECEMBER 30, 1995....................     125,197
  Purchase of restricted stock..................          (2)
  Amortization of employee restricted stock
     awards.....................................         351
  Net loss......................................      (2,470)
BALANCE AT DECEMBER 28, 1996....................     123,076

          See accompanying notes to consolidated financial statements.

                              LADD FURNITURE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     The Company is one of the largest residential furniture manufacturers in the United States with 20 manufacturing facilities in eight states. Following a restructuring of its businesses in 1995, the Company's products consist principally of casegoods and upholstery furniture in a wide range of styles for bedrooms, family rooms, dining rooms and living rooms in the low-medium to high-medium price ranges for the residential and contract (principally hotel/motel) markets. Residential casegoods, residential upholstery and contract products comprised approximately 56%, 25% and 16%, respectively, of the Company's 1996 net sales. The Company currently sells to more than 8,000 customers, including retail furniture chains, national general retailers, department stores, independent furniture retailers, major hotel chains and others located throughout the United States and overseas.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of LADD Furniture, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

  FISCAL YEAR

     The Company's fiscal year ends on the Saturday nearest the end of December. Fiscal year 1994 ended December 31, 1994; fiscal year 1995 ended December 30, 1995; and fiscal year 1996 ended December 28, 1996.

  REVENUE RECOGNITION

     Sales are recognized when products are shipped and invoiced to customers. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

     Substantially all of the Company's accounts receivable are due from customers described above. Management periodically performs credit evaluations of its customers and generally does not require collateral. The Company has no concentrated credit risk with any individual customer.

  INVENTORIES

     Approximately 71% in 1995 and 74% in 1996 of the Company's inventories are valued using the last-in, first-out (LIFO) cost method, which is not in excess of market. All other inventories in 1995 and 1996 are valued at the lower of first-in, first-out (FIFO) cost or market (net realizable value).

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line method. Estimated useful lives are 10 to 35 years for buildings and improvements and 3 to 13 years for machinery and equipment.

     The Company accounts for any impairment of property, plant and equipment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable.

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the temporary differences between the financial statement carrying amounts and the tax bases of the Company's assets, liabilities, and loss and tax credit carryforwards at income tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

                              LADD FURNITURE INC.

  EARNINGS PER SHARE

     Earnings per share are calculated based upon the weighted average number of common shares outstanding during each fiscal year. The effect of dilutive stock options on the calculation is insignificant in each of the fiscal years presented.

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

  PENSION AND OTHER POSTRETIREMENT PLANS

     The Company and several of its subsidiaries are participants in a defined benefit pension plan covering qualified salaried and hourly employees. The benefits are based on years of service or the employee's final average compensation before retirement. The defined benefit plan was amended on December 13, 1996 to provide that no additional benefits would accrue after December 31, 1996. The Company intends to terminate the defined benefit plan upon receiving required regulatory approvals.

     The Company provided certain health care benefits for certain retired employees through June 1, 1996, when these benefits were curtailed. Prior to curtailment, the Company provided for the cost of its obligation over the period the employees rendered the services necessary to earn the postretirement benefits.

     Prior to their termination, the cost of the above benefit plans was funded currently.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other current liabilities approximates fair value because of the short maturity of these financial instruments.

     The fair value of the Company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities. The fair value of the Company's long-term debt approximates the face value of the debt due to the variable interest rates on the majority of long-term debt at December 28, 1996.

  STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  TRANSPORTATION OPERATIONS

     The Company operates trucking fleets for its casegoods and upholstery operations for the delivery of products to customers and inbound raw materials. Beginning in the fourth quarter of 1996, the Company began accounting for the

                              LADD FURNITURE INC.

revenues and direct operating expenses of the transportation operations as other income (net). Accordingly, revenues and direct operating expenses of $14,288,000 and $12,950,000, respectively, previously accounted for as net sales and cost of sales, were reclassified in 1996. All transportation revenues and direct operating expenses have similarly been reclassified for all prior periods included in the consolidated financial statements.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of a foreign subsidiary sold in February 1996 were translated at year-end rates of exchange, and revenues and expenses were translated at the average rates of exchange for the year. Gains and losses resulting from translation were accumulated in a separate component of shareholders' equity until June 1995, at which time the balance was transferred to businesses held for sale. Gains and losses resulting from foreign currency transactions are included in net earnings (loss).

  USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE 2: RESTRUCTURING AND DIVESTITURES

     In June 1995, the Company recorded a $25,696,000 non-cash restructuring charge. The restructuring charge resulted from the Company's decision to divest four operating companies (businesses held for sale), close four Company-owned retail stores and reorganize the remaining companies to improve operating performance. During the fourth quarter of 1995, the Company recorded a $576,000 net decrease in restructuring expense as a result of: (i) finalizing sales of two operating companies; (ii) revising the fair value of the remaining two operating companies; (iii) recording additional charges for executive severance; and (iv) other miscellaneous expenses. The net restructuring charge of $25,120,000 for the year ended December 30, 1995 consisted of: (a) $17,379,000 to write-down businesses sold or held for sale to their estimated fair value, net of disposition expenses; (b) $3,699,000 to increase reserves for costs associated with closing four retail stores; (c) $2,614,000 to provide for severance expense and other costs; and (d) $1,428,000 to write-down selected machinery to estimated fair value because of changes in manufacturing processes. In December 1995, the Company sold two of the businesses held for sale for cash proceeds aggregating $28,004,000, a 12% interest in the purchaser of one of the businesses valued at $2,200,000, and a $1,000,000 subordinated note.

     In 1996, the Company recorded aggregate non-cash restructuring charges of $3,431,000 which consisted of: (i) $4,200,000 charge in the first quarter due to the necessity to liquidate versus sell one of the remaining businesses and a shortfall in anticipated proceeds on the other business; (ii) $945,000 in the first quarter 1996 for severance related to continuing restructuring of the Company ($130,000 related to restricted stock awards was credited to shareholders' equity); and (iii) $1,714,000 aggregate credits recorded in the second, third and fourth quarters as a result of proceeds from the liquidation of idle assets held for sale exceeding earlier estimates. In February 1996, the Company sold one of its businesses for cash and a subordinated note totalling approximately $10,000,000 and the purchaser's assumption of approximately $1,900,000 of Industrial Revenue Bonds. The amount of the subordinated note totalled $1,082,000. Effective June 1996, the Company closed its last business held for sale and subsequently liquidated for cash substantially all the inventory, machinery and equipment. In December 1996, the Company sold the manufacturing plant of the business for cash and a note receivable.

                              LADD FURNITURE INC.

     The costs charged against restructuring reserves associated with the items in the footnote above include the following:

                                                                                                    DECEMBER 30,    DECEMBER 28,
                                                                                                        1995            1996
                                                                                                            IN THOUSANDS
Restructuring reserve, beginning balance.........................................................     $ --              3,964
Additions........................................................................................        6,313            815
Reclassification from businesses held for sale...................................................       --              2,390
Write-off of excess of cost over the assigned value of net assets acquired.......................       (1,037)        --
Payments:
  Lease termination costs........................................................................         (406)          (758)
  Severance......................................................................................         (184)        (2,528)
  Other..........................................................................................         (722)        (1,542)
Adjustments......................................................................................       --               (666)
Restructuring reserve, ending balance............................................................     $  3,964          1,675

     The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four operating companies and closed the four company-owned retail stores as of January 1, 1994, excluding the restructuring expense recorded during 1995 and 1996:

                                                                                            1994       1995       1996
                                                                                             IN THOUSANDS (UNAUDITED)
Net sales..............................................................................   $460,579    483,449    481,911
Earnings (loss) before interest and income taxes.......................................     11,486     (3,973)    14,476

NOTE 3: ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     During fiscal year 1994 through March 28, 1996, the Company participated in a revolving accounts receivable facility which provided for the sale of a defined pool of trade accounts receivable through a wholly-owned subsidiary to a third-party purchaser. The Company and the third-party purchaser terminated the facility on March 28, 1996 in anticipation of the Company's refinancing of its then existing bank credit facility. The total cost of the program, which aggregated $1,458,000, $2,585,000 and $454,000 in 1994, 1995 and 1996,
respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     At December 30, 1995, the defined pool of trade accounts receivable totalled approximately $46,430,000 and the purchaser's investment totalled $36,000,000, and the Company retained an ownership interest of approximately $10,430,000, of which approximately $9,065,000 was subordinate to that of the purchaser. The purchaser's average investment for 1994, 1995 and 1996, through termination of the facility, was approximately $28,969,000, $35,011,000 and $27,675,000, respectively. The purchaser's investment is reflected as a reduction of trade accounts receivables in the December 30, 1995 consolidated balance sheet.

                              LADD FURNITURE INC.

NOTE 4: INVENTORIES

     A summary of inventories follows:

                                                                                        DECEMBER 30,    DECEMBER 28,
                                                                                            1995            1996
                                                                                                IN THOUSANDS
Inventories on the FIFO cost method:
  Finished goods.....................................................................     $ 50,847          45,459
  Work in process....................................................................       17,165          14,093
  Raw materials and supplies.........................................................       33,140          35,613
     Total inventories on FIFO cost method...........................................      101,152          95,165
Less adjustments of certain inventories to the LIFO cost method......................      (11,686)        (10,681)
                                                                                          $ 89,466          84,484

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                                                        DECEMBER 30,    DECEMBER 28,
                                                                                            1995            1996
                                                                                                IN THOUSANDS
Land and improvements................................................................     $  4,356           4,888
Buildings and improvements...........................................................       70,780          73,690
Machinery and equipment..............................................................       69,389          72,923
Construction in progress.............................................................        5,173           1,793
                                                                                           149,698         153,294
Less accumulated depreciation........................................................      (67,112)        (78,565)
                                                                                          $ 82,586          74,729

NOTE 6: INTANGIBLE AND OTHER ASSETS

     A summary of intangible and other assets follows:

                                                                                        DECEMBER 30,    DECEMBER 28,
                                                                                            1995            1996
                                                                                                IN THOUSANDS
Excess of cost over the assigned value of net assets acquired........................     $ 54,879          54,879
Trade names..........................................................................       21,700          21,700
Furniture designs and patents........................................................        8,815           8,815
Other................................................................................        7,460          12,385
                                                                                            92,854          97,779
Less accumulated amortization........................................................      (13,195)        (16,364)
                                                                                          $ 79,659          81,415

                              LADD FURNITURE INC.

NOTE 7: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     A summary of accrued expenses and other current liabilities follows:

                                                                                        DECEMBER 30,    DECEMBER 28,
                                                                                            1995            1996
                                                                                                IN THOUSANDS
Payrolls, commissions and employee benefits..........................................     $ 16,775         14,281
Other................................................................................       14,621         15,803
                                                                                          $ 31,396         30,084

NOTE 8: LONG-TERM DEBT AND SHORT-TERM BANK BORROWINGS

     Long-term debt consists of the following:

                                                                                        DECEMBER 30,    DECEMBER 28,
                                                                                            1995            1996
                                                                                                IN THOUSANDS
Term loan, due at various dates......................................................     $ --              63,375
Revolving credit loan, due July 12, 1999.............................................       --              60,336
Term loan, repaid in 1996............................................................       48,100          --
Revolving credit loan, repaid in 1996................................................       59,000          --
Other indebtedness, primarily fixed-rate industrial revenue bonds, due through
  2009...............................................................................        5,807           7,241
  Total long-term debt...............................................................      112,907         130,952
Less current installments of long-term debt..........................................          309           5,093
  Long-term debt, excluding current installments.....................................     $112,598         125,859

     On July 12, 1996, the Company entered into a $190,000,000 long-term secured credit facility (the "Facility") which consisted of a $125,000,000 three-year revolving credit loan and a $65,000,000 term loan. The term loan portion of the Facility will be repaid in forty quarterly installments of $1,625,000 commencing January 1, 1997 of which the first installment was paid in December 1996. On January 1, 1997, the Company reduced the revolving credit loan to $110,000,000.

     Borrowings under the revolving credit loan and the term loan bear interest at rates selected periodically by the Company of LIBOR plus 2.75% and 3.00%, respectively, or prime plus 1.75% and 2.00%, respectively. At December 28, 1996, LIBOR was 5.6172% and the prime rate was 8.25%. Under the Facility, the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit facility. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4,000,000 which will be amortized over the terms of the Facility. The interest rate margin over LIBOR and prime and the commitment fee can be reduced upon the Company meeting a financial ratio related to operating cash flow and debt levels.

     The Facility is secured by substantially all the existing and hereafter acquired assets of the Company. Availability on the revolving credit loan is determined by levels of eligible inventory and eligible trade accounts receivable of the Company. The Facility contains customary covenants for asset based loans which restrict future borrowings, dividends and capital spending; require maintenance of a minimum net worth; and include financial covenant ratios related to cash flow, earnings and debt. At December 28, 1996, the Company's availability for future borrowings under its revolving credit loan was approximately $31,000,000. At December 28, 1996, the Company was in compliance with all covenants under the Facility.

     In connection with amending in 1995 and refinancing in 1996 the Company's long and short-term bank loans, approximately $525,000 in 1995 and $890,000 in 1996 of unamortized financing fees were charged to operations. At December 30, 1995, borrowings under the previous bank term loan and bank revolving credit loan bore interest at LIBOR (5.625%) plus 2 1/8%, or prime (8.50%) plus 1 1/8%.

                              LADD FURNITURE INC.

     Short-term bank borrowings totalled $3,037,000 at December 30, 1995. The average short-term borrowing rate in 1995 and 1996 was 6.70% and 7.62%, respectively. The facility was repaid in July 1996 in connection with refinancing the Company's then existing bank credit facility.

     The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to December 28, 1996 are approximately as follows:
$5,093,000 in 1997; $6,826,000 in 1998; $66,926,000 in 1999; $6,590,000 in 2000;
$11,267,000 in 2001; and $34,250,000 thereafter.

     Interest paid by the Company in 1994, 1995 and 1996 amounted to approximately $8,014,000, $12,218,000 and $12,241,000, respectively.

NOTE 9: EMPLOYEE STOCK PLANS

  STOCK OPTION PLAN

     Under an incentive stock option plan, the Company grants nontransferable stock options to officers, key management employees and non-employee directors. Options are generally granted at fair market value on the dates of the grant. All optionees were employees or directors of the Company on the date of grant and throughout the term of the option except in the case of death, retirement, or disability. The Company applies APB Opinion No. 25, and related interpretations in accounting for the plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for the restricted stock awards discussed below. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed under SFAS No. 123, the Company's net losses and loss per share would have increased by approximately $38,300 or $0.00 per share, for 1995 and $378,000, or $0.05 per share, for 1996. The weighted average fair value of the options granted during 1995 is estimated as $6.32 and during 1996 is estimated as $4.90 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 30.5%, risk-free interest rate of 5.5%, assumed forfeiture rate of 17.8%, and an expected life of 6 years.

     A total of 1,188,889 shares were reserved for option under the previous and current plans. At December 28, 1996, approximately 247,000 shares are available for future option. Options granted prior to 1991 are generally exercisable at the cumulative rate of 20% per year after one year from the date of grant. Options granted subsequent to 1990 are generally exercisable at the cumulative rate of 25% per year after one year from the date of grant. Options expire over a period not to exceed ten years from the date of grant. Stock option activity during 1994, 1995 and 1996 follows:

                                                                                                          WEIGHTED
                                                                                          NUMBER OF        AVERAGE
                                                                                           SHARES      EXERCISE PRICE
Outstanding at January 1, 1994.........................................................    197,461         $ 33.70
Granted in 1994........................................................................    188,645         $ 19.46
Exercised in 1994......................................................................       (782)        $ 24.00
Cancelled in 1994......................................................................    (46,670)        $ 34.63
Outstanding at December 31, 1994.......................................................    338,654         $ 25.58
Granted in 1995........................................................................     40,882         $ 15.49
Cancelled in 1995......................................................................   (127,358)        $ 29.07
Outstanding at December 30, 1995.......................................................    252,178         $ 21.90
Granted in 1996........................................................................    442,510         $ 11.86
Cancelled in 1996......................................................................    (98,533)        $ 21.76
Outstanding at December 28, 1996.......................................................    596,155         $ 14.63
Exercisable at December 28, 1996.......................................................     92,943         $ 23.71

     The Company had 111,251 and 98,871 shares exercisable at December 31, 1994 and December 30, 1995, respectively, with a weighted average exercise price totalling $32.46 and $26.31, respectively.

                              LADD FURNITURE INC.

     The following table summarizes information concerning currently outstanding and exercisable options:

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                      NUMBER        WEIGHTED-AVG.                         NUMBER
                    OUTSTANDING       REMAINING       WEIGHTED-AVG.     EXERCISABLE     WEIGHTED-AVG.
   RANGE OF         AT DEC. 28,      CONTRACTUAL        EXERCISE        AT DEC. 28,       EXERCISE
EXERCISE PRICES        1996             LIFE              PRICE            1996             PRICE
 $ 10.75-$15.75       455,876         9.2   years        $ 12.04            5,847          $ 15.13
 $ 17.25-$24.75        95,611         7.3                $ 18.40           55,000          $ 19.11
 $ 26.25-$40.50        44,668         6.0                $ 33.03           32,096          $ 33.15
                      596,155         8.7                $ 14.63           92,943          $ 23.71

  RESTRICTED STOCK AWARDS

     The Board of Directors periodically awards restricted Common Stock to key management employees. Vesting of such awards is subject to future service requirements of five years from the date of each award. The difference between cash paid by the employee for the awarded shares, generally par value, and the market value of the shares as of the award date is amortized over the five-year service requirement. During 1994 and 1995, the Board of Directors awarded and issued 16,792 and 29,294 shares, respectively. No shares were awarded during 1996.

NOTE 10: EMPLOYEE BENEFIT PLANS

  DEFINED BENEFIT PENSION PLAN

     The Company and several of its subsidiaries had noncontributory defined benefit pension plans covering qualified salaried and hourly employees which were merged into a common plan on December 31, 1996. The merged plan provides pension benefits to qualified employees based on the participant's final average salary before retirement or based on years of service. The Company's policy has been to fund normal costs and amortization of prior service costs. The defined benefit plan was amended on December 13, 1996 to provide that no additional benefits would accrue after December 31, 1996. The Company intends to terminate the defined benefit plan upon receiving required regulatory approvals.

     In addition to the qualified defined benefit plan, the Company has a nonqualified retirement plan covering certain salaried employees. At December 30, 1995 and December 28, 1996, the Company had approximately $538,000 and $675,000, respectively, of assets available to fund future obligations of the nonqualified plan. These assets are included in intangible and other assets, and the related liability is included in deferred and other liabilities in the accompanying consolidated balance sheets. The liability for the nonqualified retirement plan is reflected in the reconciliation of the funded status of the plans below.

                              LADD FURNITURE INC.

     The following sets forth the funded status of the plans:

                                                                              DECEMBER 30, 1995             DECEMBER 28, 1996
                                                                          ASSETS        ACCUMULATED       ASSETS      ACCUMULATED
                                                                          EXCEED         BENEFITS          EQUAL       BENEFITS
                                                                        ACCUMULATED       EXCEED        ACCUMULATED     EXCEED
                                                                         BENEFITS         ASSETS         BENEFITS       ASSETS
                                                                                              IN THOUSANDS
Actuarial present value of benefit obligations:
  Vested benefit obligation...........................................   $ (21,463)       (18,623)        (49,280)       (1,562)
  Accumulated benefit obligation......................................   $ (21,797)       (19,037)        (49,280)       (1,794)
Projected benefit obligation for service rendered to date.............   $ (27,958)       (20,901)        (49,280)       (2,393)
Less plan assets at fair value, primarily equity and fixed income
  investment funds in 1995 and money market equivalents in 1996.......      25,921         17,384          49,280        --
Projected benefit obligation in excess of plan assets.................      (2,037)        (3,517)         --            (2,393)
Unrecognized net obligation (asset) at transition being amortized over
  15 years............................................................          73           (568)         --            --
Unrecognized net (gain) loss..........................................      (1,214)         2,315          --               (25)
Unrecognized prior service cost.......................................       1,396            644          --               593
Adjustment required to recognize minimum liability....................      --               (527)         --            --
Pension liability recognized in the consolidated balance sheets.......   $  (1,782)        (1,653)         --            (1,825)

     The accumulated benefit obligation at December 28, 1996 reflects the expected increase in benefits under the defined benefit plan to fully utilize all plan assets.

     Net pension expense for the plans for 1994, 1995 and 1996 included the following components:

                                                                                                     1994       1995      1996
                                                                                                           IN THOUSANDS
Service costs -- benefits earned during the period...............................................   $ 2,374     2,047     2,119
Interest cost on projected obligation............................................................     3,101     3,186     3,440
Return on assets.................................................................................      (121)   (9,036)   (6,133)
Amortization of unrecognized net obligation (asset) at transition and net deferrals..............    (2,522)    6,038     3,032
Curtailment gain.................................................................................        --        --      (738)
Net pension expense..............................................................................   $ 2,832     2,235     1,720

     The Company also recorded in 1995 a net curtailment gain resulting from the Brown Jordan and Lea Lumber & Plywood divestitures totalling approximately $692,000, and in 1996 a net curtailment gain resulting from the closing of Daystrom Furniture totalling approximately $279,000. These curtailment gains were included in determining restructuring expense in the 1995 and 1996 consolidated statements of operations.

     The projected benefit obligation at December 30, 1995 and December 28, 1996 was determined using an assumed discount rate of 7.25% and 7.50%, respectively. The plan assumes a long-term rate of salary increases of 4.50% to age 60, and 3.00% thereafter. The assumed long-term rate of return on plan assets was 8.50% for 1994, 1995 and 1996.

  DEFINED CONTRIBUTION PLANS

     The Company has savings plans for employees which qualify under Section 401(k) of the Internal Revenue Code. The plans allow eligible employees to contribute up to a fixed percentage of their compensation, with the Company matching a portion of each employee's contributions. Company contributions under the plans aggregated approximately $635,000 in 1994, $549,000 in 1995 and $485,000 in 1996. Effective January 1, 1997, the Company amended its defined contribution

                              LADD FURNITURE INC.

plans. The effect of the plan amendment is to increase base Company matching contributions by approximately $900,000 annually. Further, such contributions will be in the form of the Company's Common Stock.

NOTE 11: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Prior to 1996, the Company had plans which provided postretirement health care benefits for certain employees. These benefits included major medical insurance with deductible and coinsurance provisions. The Company paid all benefits on a current basis and the plans were not funded.

     On May 10, 1996, the Company curtailed the postretirement features of its health care benefit program, effective July 1, 1996. As a result of this curtailment, the Company had an aggregate credit of approximately $4,200,000 recognized in 1996's operating income ($3,700,000 in cost of sales and $500,000 in selling, general and administrative expenses).

     The components of the net postretirement benefit cost (credit) for 1994, 1995 and 1996 are as follows:

                                                                                                       1994     1995      1996
                                                                                                            IN THOUSANDS
Service costs......................................................................................   $  286      232        77
Interest costs of benefit obligation...............................................................    1,132    1,252       417
Amortization of transition obligation..............................................................      759      759       253
Curtailment gain...................................................................................       --       --    (4,947)
                                                                                                      $2,177    2,243    (4,200)

     The plan's funded status as of December 31, 1995 was as follows:

                                                                                                                   IN THOUSANDS
Accumulated postretirement benefit obligation:
  Retirees......................................................................................................     $(10,329)
  Active participants eligible to retire........................................................................       (4,191)
  Other active participants.....................................................................................       (2,480)
                                                                                                                      (17,000)
Unrecognized net loss...........................................................................................          338
Unrecognized transition obligation being amortized over 20 years................................................       12,906
Accrued postretirement benefit cost.............................................................................     $ (3,756)

     The postretirement benefit obligation was determined by application of the terms of the various plans using relevant actuarial assumptions. Health care costs were projected to increase at annual rates ranging from 8.00% in 1995 down to 5.50% in 1997 and thereafter. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and December 30, 1995 was 8.50% and 7.25%, respectively.

                              LADD FURNITURE INC.

NOTE 12: INCOME TAXES

     Components of income tax expense (benefit) for 1994, 1995 and 1996 are as follows:

                                                                                                    1994       1995       1996
                                                                                                           IN THOUSANDS
Current:
Federal.........................................................................................   $ 1,769     (4,650)   (4,054)
State...........................................................................................       144       (167)      149
                                                                                                     1,913     (4,817)   (3,905)
Deferred:
Federal.........................................................................................    (1,034)   (11,521)    1,309
State...........................................................................................      (170)    (1,898)      564
                                                                                                    (1,204)   (13,419)    1,873
                                                                                                   $   709    (18,236)   (2,032)

     The effective income tax rate on earnings (loss) before income taxes for 1994, 1995 and 1996 was 14.1%, 42.0% and 45.1%, respectively. The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the Federal income tax rate of 34% to earnings (loss) before income taxes for 1994, 1995 and 1996 as follows:

                                                                                                    1994       1995       1996
                                                                                                           IN THOUSANDS
Computed "expected" income tax expense (benefit)................................................   $ 1,706    (14,765)   (1,531)
Increases (reductions) due to:
  Restructuring and reorganization charges......................................................        --     (1,664)    1,060
  State income taxes, net of Federal income tax benefit.........................................        28         53        99
  Amortization of the excess of cost over the assigned value of net assets acquired.............       463        587       451
  Expenses subject to percentage limitations....................................................       130        117        81
  Utilization of capital loss carryforwards to offset income tax expense of realized
     capital gains..............................................................................      (913)    (1,655)       --
  Tax credits, net..............................................................................      (230)      (571)   (1,316)
  Foreign trade income exemptions...............................................................      (154)      (193)     (375)
  Restricted stock compensation.................................................................        --         --      (204)
  Other.........................................................................................      (321)      (145)     (297)
Actual income tax expense (benefit).............................................................   $   709    (18,236)   (2,032)

     During 1994, the Company paid income taxes (net of refunds received) amounting to approximately $2,030,000. During 1995 and 1996, the Company received refunds (net of taxes paid) of approximately $188,000 and $8,360,000, respectively.

                              LADD FURNITURE INC.

     The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                                                    DECEMBER 30,    DECEMBER 28,
                                                                                                        1995            1996
                                                                                                            IN THOUSANDS
Deferred tax liabilities:
  Inventories....................................................................................     $ (7,092)         (6,463)
  Property, plant and equipment..................................................................       (1,882)         (3,013)
  Intangible and other assets....................................................................       (7,201)         (6,351)
  Lease obligations..............................................................................       (8,422)         (5,372)
  Other..........................................................................................       (2,249)           (159)
     Total deferred tax liabilities..............................................................      (26,846)        (21,358)
Deferred tax assets:
  Accounts receivable............................................................................        1,854           1,081
  Inventories....................................................................................        3,145             998
  Liabilities and reserves.......................................................................       10,465           6,601
  Restructuring and reorganization...............................................................        8,064             337
  Tax credit carryforwards.......................................................................           --             604
  Net operating loss carryforwards...............................................................        1,885           8,468
  Other..........................................................................................          409             372
     Gross deferred tax assets...................................................................       25,822          18,461
  Valuation allowances...........................................................................       (1,885)         (1,885)
     Total deferred tax assets...................................................................       23,937          16,576
Net deferred tax liability.......................................................................     $ (2,909)         (4,782)

     Deferred taxes are classified in the accompanying consolidated balance sheets as follows:

                                                                                                    DECEMBER 30,    DECEMBER 28,
                                                                                                        1995            1996
                                                                                                            IN THOUSANDS
Prepaid expenses and other current assets........................................................     $  2,528             --
Accrued expenses and other current liabilities...................................................           --         (2,478)
Deferred income taxes............................................................................       (5,437)        (2,304)
                                                                                                      $ (2,909)        (4,782)

     In January 1994, a valuation allowance was provided for the deferred tax assets related to acquired subsidiary carryforward net operating loss (NOL) deductions from the stock purchase of Pilliod Furniture. The remaining NOL carryforward deductions of approximately $4,761,000 were not utilized in 1995 or 1996 and the NOL deductions can be carried forward up to 12 more years to offset future earnings, subject to normal annual limitations prescribed by tax law. A valuation allowance of $1,885,000 remains in deferred taxes for these unexpired future deductions. Tax benefits recognized subsequent to 1996 relating to the valuation allowance for deferred tax assets at December 28, 1996 will be applied to reduce the excess cost over the assigned value of Pilliod's net assets acquired.

     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

                              LADD FURNITURE INC.

NOTE 13: LEASES AND CONTINGENCIES

     The Company leases manufacturing facilities, various warehouses, sales offices and showrooms, as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases as of December 28, 1996 are:

                                                                                           IN THOUSANDS
Fiscal year:
1997....................................................................................     $  7,983
1998....................................................................................        8,241
1999....................................................................................        7,333
2000....................................................................................        5,467
2001....................................................................................        2,344
Thereafter..............................................................................        7,991
Total...................................................................................     $ 39,359

     In 1994, 1995 and 1996, the Company entered into sale leaseback agreements for certain manufacturing equipment located at several of its manufacturing facilities. These transactions have been recorded as asset sales. The cash proceeds from the sales of approximately $14,566,000, $6,691,000 and $3,538,000, respectively, were used to repay long-term debt. The gains from the sales of approximately $683,000, $323,000 and $150,000, respectively, have been recorded in the accompanying consolidated balance sheets as deferred income and are being amortized into operations over the term of the leases. Under the agreements, the Company will lease the equipment over 69 months. The Company has the option to purchase the equipment at the end of the lease terms.

     In February 1996, the Company repurchased $4,648,000 of leased equipment utilizing long-term debt in connection with the divestiture of Fournier Furniture. Accordingly, approximately $325,000 of the previously mentioned deferred income was recognized in the 1996 consolidated statement of operations.

     Rental expense for cancelable and noncancelable operating leases charged to operations was as follows:

                                                                                           IN THOUSANDS
Fiscal year:
1994....................................................................................     $ 11,459
1995....................................................................................       14,870
1996....................................................................................       12,203

     Rental expense includes contingent rentals based upon usage of transportation equipment under cancelable and noncancelable operating leases which totalled approximately $762,000 in 1994, $618,000 in 1995, and $719,000 in 1996.

     At December 28, 1996, the Company was contingently liable for approximately $2,490,000 of receivables transferred with recourse under financing arrangements with two financial institutions. The Company maintains a $704,000 letter of credit agreement to fund any liabilities which might arise under one of the arrangements.

NOTE 14: ACQUISITION

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

                      LADD FURNITURE INC. AND SUBSIDIARIES

                            SELECTED QUARTERLY DATA

          DOLLAR AND SHARE DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                  (UNAUDITED)

                                                          FISCAL 1995                                    FISCAL 1996
                                             1ST         2ND        3RD        4TH           1ST        2ND        3RD        4TH
                                           QUARTER     QUARTER    QUARTER    QUARTER       QUARTER    QUARTER    QUARTER    QUARTER
OPERATING STATEMENT DATA
  Net sales.............................   $149,386    145,168    155,313    149,336       135,260    123,483    120,447    118,267
  Cost of sales.........................    123,251    130,229    127,449    122,070       116,038    100,220     99,369     96,070
    Gross profit........................     26,135     14,939     27,864     27,266        19,222     23,263     21,078     22,197
  Selling, general and administrative
    expenses............................     23,816     28,335     23,402     25,792        21,788     19,110     16,852     16,613
  Restructuring expense.................         --     25,696         --       (576)        5,149       (279)      (892)      (547)
    Operating income (loss).............      2,319    (39,092)     4,462      2,050        (7,715)     4,432      5,118      6,131
  Other (income) deductions:
    Interest expense....................      2,803      2,846      2,997      3,152         2,660      3,058      3,182      3,169
    Other (net).........................       (519)     2,129       (568)       325         1,284        317     (1,343)       141
  Earnings (loss) before income taxes...         35    (44,067)     2,033     (1,427)      (11,659)     1,057      3,279      2,821
  Income tax expense (benefit)..........         11    (16,744)       142     (1,645)       (4,664)      (108)     1,477      1,263
    Net earnings (loss).................   $     24    (27,323)     1,891        218        (6,995)     1,165      1,802      1,558
  Depreciation..........................   $  3,659      3,555      2,677      2,780         2,837      2,609      2,691      2,750
  Amortization..........................        895      1,304        755        804         1,607        751      1,005      1,081
  Cash dividends paid...................        695        695        348        348            --         --         --         --
  Weighted average shares outstanding...      7,705      7,725      7,726      7,727         7,725      7,723      7,721      7,720
PER SHARE DATA
  Net sales.............................   $  19.39      18.79      20.10      19.33         17.51      15.99      15.60      15.32
  Net earnings (loss)...................       0.00      (3.54)      0.24       0.03         (0.91)      0.15       0.23       0.20
  Cash dividends........................       0.09       0.09       0.05       0.05            --         --         --         --
  Quarter-end book value................      19.57      16.00      16.21      16.20         15.33      15.49      15.73      15.94
BALANCE SHEET DATA
  Net working capital...................   $133,260     89,109     84,929     79,528       123,110    116,690    110,347     97,916
  Net property, plant and equipment.....    109,014     83,826     82,567     82,586        82,652     82,633     78,543     74,729
  Total assets..........................    389,056    337,075    336,868    312,986       351,829    347,061    331,845    313,595
  Total debt............................    158,784    147,855    143,190    115,944       157,250    153,148    143,370    130,952
  Shareholders' equity..................    151,176    123,578    125,224    125,197       118,426    119,637    121,486    123,076
RATIOS
  Gross profit margin...................       17.5%      10.3       17.9       18.3          14.2       18.8       17.5       18.8
  Operating profit (loss) margin........        1.6      (26.9)       2.9        1.4          (5.7)       3.6        4.2        5.2
  Return (loss) on sales................        0.0      (18.8)       1.2        0.1          (5.2)       0.9        1.5        1.3
  Effective income tax rate.............       31.4       38.0        N/M        N/M          40.0       10.2       45.0       44.8
  Total debt ratio......................       51.2       54.5       53.3       48.1          57.0       56.1       54.1       51.6
STOCK DATA
  High..................................   $  19.88      16.88      14.13      13.63         14.25      12.00      13.75      15.75
  Low...................................      13.88      12.25      12.88      12.88         10.88       9.50       9.75      11.50
  Close.................................      14.63      13.00      13.00      13.13         10.88      10.00      13.50      14.63
  Trading volume (shares)...............      4,450      2,523      1,423      1,203         2,081      3,012      1,288      1,619

NOTES: Stock price and volume data for calendar quarters. N/M = Not Meaningful.
       Fourth Quarter 1995 and First Quarter 1996 reflect the sale of Brown Jordan Company and Lea Lumber & Plywood-effective December 29, 1995; the sale of Fournier Furniture-effective February 26, 1996; Third Quarter 1996 reflects the liquidation of Daystrom Furniture beginning June 28, 1996. Fiscal 1995 and First Quarter 1996 reflect the Company's accounts receivable securitization program which was terminated on March 28, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1994, 1995 and 1996.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See reference to definitive proxy statement under Part III. See pages 4-5 and 20 in the Company's definitive proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     See reference to definitive proxy statement under Part III. See pages 5-14 in the Company's definitive proxy statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                   PAGE(S) IN THIS
                                                                                                                      FORM 10-K

(a)    The following documents are filed as part of this report:

       (1)   Financial Statements

             Consolidated Statements of Operations for the years ended December 31, 1994, December 30, 1995, and
             December 28, 1996..................................................................................           16

             Consolidated Balance Sheets as of December 30, 1995 and December 28, 1996..........................           17

             Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 30, 1995, and
             December 28, 1996..................................................................................           18

             Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, December 30,
             1995, and December 28, 1996........................................................................           19

             Notes to Consolidated Financial Statements.........................................................        20-32

             Independent Auditors' Report.......................................................................           15

       (2)   Index to Financial Statement Schedule:

             Independent Auditors' Report.......................................................................          F-1

             II -- Valuation and Qualifying Accounts and Reserves...............................................          F-2

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

       (3)   List of Executive Compensation Plans

             LADD Furniture, Inc. 1994 Incentive Stock Option Plan

             Employee Restricted Stock Purchase Agreements for the named executive officers of the registrant as required by Item 402(a)(2) of Regulation S-K

             Executive Employment Agreements with each of Fred L. Schuermann, Jr., William S. Creekmuir, Kenneth
             E. Church, Donald L. Mitchell, and Michael P. Haley

             LADD Furniture, Inc. Supplemental Retirement Income Plan

             LADD Furniture, Inc. Long-Term Incentive Plan (1994)

             LADD Furniture, Inc. Long-Term Incentive Plan (1995)

             LADD Furniture, Inc. Long-Term Incentive Plan (1996)

             LADD Furniture, Inc. Long-Term Incentive Plan (1997)

             LADD Furniture, Inc. 1997 Management Incentive Plan

(b)    Reports on Form 8-K filed in the last quarter of fiscal 1996:

             Current Report on Form 8-K dated October 17, 1996, filed with the Commission on November 1, 1996 reporting the Company's results of operations for the third fiscal quarter of 1996.

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

             3.1  Bylaws (as amended March 5, 1996)

             (Previously filed as Exhibit 3.1 to Item 14 of the Company's Annual Report on Form 10-K for the
             year ended December 30, 1995, filed with the Commission on March 28, 1996)

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

             Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated
             February 25, 1993

             Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated
             February 24, 1994.

             Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated March
             2, 1995.

             Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated June
             23, 1994.

             Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated March
             2, 1995.

             (Previously filed as Exhibits 10.2-10.6 to Item 14 of the Company's Annual Report on Form 10-K for
             the year ended December 30, 1995, filed with the Commission on March 28, 1996)

             Executive Employment Agreement between the Company and Fred L. Schuermann, Jr. dated October 28,
             1994.

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

             Executive Employment Agreement between the Company and William S. Creekmuir dated December 1, 1995.

             Executive Employment Agreement between the Company and Kenneth E. Church dated May 22, 1995.

             Executive Employment Agreement between the Company and Donald L. Mitchell dated January 1, 1996.

             Executive Employment Agreement between the Company and Michael P. Haley dated March 5, 1996.

             (Previously filed as Exhibits 10.7-10.10 to Item 14 of the Company's Annual Report on Form 10-K for
             the year ended December 30, 1995, filed with the Commission on March 28, 1996)

             Asset Purchase Agreement, dated as of June 1, 1989, among the Company, Maytag Corporation, The BJC
             Company and The Gunlocke Company.

             (Previously filed as Exhibit 10(a) to the Company's Current Report on Form 8-K, dated as of June 1,
             1989, filed with the Commission on June 2, 1989)

             First Amendment and Waiver to Asset Purchase Agreement, dated as of July 7, 1989, by and among the
             Company, Pennsylvania House, Inc., The McGuire Furniture Company, The Kittinger Company, Charter
             Furniture, Inc., Brown Jordan Company and The Gunlocke Company, a North Carolina corporation, and
             Maytag Corporation, The Gunlocke Company, a Delaware corporation, and The BJC Company.

             (Previously filed as Exhibit 10 to the Company's Current Report on Form 8-K, filed with the
             Commission on July 21, 1989, as amended by Form 8 filed with the Commission on September 18, 1989)

             Enclosed as Exhibit 10.1 to this Annual Report on Form 10-K for the year ended December 28, 1996

             10.1 LADD Furniture, Inc. Supplemental Retirement Income Plan, as amended and restated effective
                  January 1, 1994, and as further amended effective January 1, 1997

             LADD Furniture, Inc. Long-Term Incentive Plan (1994)

             LADD Furniture, Inc. Long-Term Incentive Plan (1995)

             LADD Furniture, Inc. Long-Term Incentive Plan (1996)

             (Previously filed as Exhibits 10.11-10.13 to the Company's Annual Report on Form 10-K for the year ended December 30, 1995, filed with Commission on March 28, 1996)

             Enclosed as Exhibit 10.2 to this Annual Report on Form 10-K for the year ended December 28, 1996

             10.2 LADD Furniture, Inc. Long-Term Incentive Plan (1997)

             Loan and Security Agreement dated as of July 12, 1996, between the Company, NationsBank, N.A.
             (South) as Agent, and each of the bank's signatory to the Loan and Security Agreement.

             (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, dated July 18, 1996, filed with the Commission on July 24, 1996)

             Amendment No. 1 (dated as of August 15, 1996) to Loan and Security Agreement dated as of July 12,
             1996 among the Company, NationsBank, N.A. (South) as Agent and each of the bank's signatory thereto.

             Amendment No. 2 (dated as of October 10, 1996) to Loan and Security Agreement dated as of July 12,
             1996 among the Company, NationsBank, N.A. (South) as Agent, and each of the bank's signatory thereto.

             Equipment Leasing Agreement dated as of September 19, 1996 between BTM Financial & Leasing
             Corporation B-4 and the Company

             (Previously filed as Exhibits 10.1-10.3 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 28, 1996, filed with the Commission on November 12, 1996)

             Enclosed as Exhibit 10.3 to this Annual Report on Form 10-K for the year ended December 28, 1996

             10.3 Amendment No. 3 (dated December 23, 1996) to Loan and Security Agreement dated as of July 12,
                  1996 among the Company, NationsBank, N.A. (South), as Agent and each of the bank's signatory thereto.

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

             (Previously filed as Exhibits 10.2-10.4 to Item 6 of the Company's Quarterly Report on Form 10-Q
             for the quarter ended July 1, 1995, filed with the Commission on August 15, 1995)

             Stock Purchase Agreement dated January 5, 1996 among LADD Furniture, Inc., Fournier Furniture, Inc.
             and Fournier Acquisition Co.

             (Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
             December 30, 1995, filed with the Commission on March 28, 1996)

             First Amendment to Stock Purchase Agreement dated February 26, 1996 among LADD Furniture, Inc.,
             Fournier Furniture, Inc., Fournier Acquisition Co., and Furniture Acquisition Co.

             (Previously filed as Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated February
             26, 1996, filed with the Commission on March 12, 1996)

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

             First Amendment to Stock Purchase Agreement dated December 29, 1995 among LADD Furniture, Inc.,
             BJCL, Inc. and BJ Acquisition Corp.

             Agreement of Sale between BJIP, Inc. and Cherry Grove, Inc. dated December 29, 1995.

             Asset Purchase Agreement dated November 6, 1995 between LADD Furniture, Inc. and Lea Lumber &
             Plywood, L.L.C.

             First Amendment to Asset Purchase Agreement dated December 29, 1995 between LADD Furniture, Inc.
             and Lea Lumber & Plywood, L.L.C.

             (Previously filed as Exhibits 2.1-2.5 to the Company's Current Report on Form 8-K dated December
             29, 1995 filed with the Commission on January 16, 1996)

             Enclosed as Exhibit 10.4 to this Annual Report on Form 10-K for the year ended December 28, 1996

             10.4 1997 Management Incentive Plan

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

             Lea Industries, Inc., a Tennessee corporation

             Lea Industries of Virginia, Inc., a Virginia corporation

             Pennsylvania House, Inc., a North Carolina corporation

             Pilliod Furniture, Inc., a North Carolina corporation

             Enclosed as Exhibit 24.1 to this Annual Report on Form 10-K for the year ended December 28, 1996

             24.1 Consent of KPMG Peat Marwick LLP

             Enclosed as Exhibit 27.1 to this Annual Report on Form 10-K for the year ended December 28, 1996

             27.1 Financial Data Schedule (EDGAR version only)

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LADD FURNITURE, INC.
                                         (Registrant)

                                         By: /s/ WILLIAM S. CREEKMUIR    3/26/97
                                           WILLIAM S. CREEKMUIR           (DATE)
                                           EXECUTIVE VICE PRESIDENT, CHIEF
                                           FINANCIAL OFFICER, SECRETARY, AND
                                           TREASURER (PRINCIPAL FINANCIAL
                                         OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DON A. HUNZIKER                              3/26/97      /S/ RICHARD R. ALLEN                             3/26/97
DON A. HUNZIKER                                       (DATE)  RICHARD R. ALLEN                                      (DATE)
DIRECTOR                                                      CHAIRMAN OF THE BOARD AND DIRECTOR

/S/ O. WILLIAM FENN, JR.                          3/26/97     /S/ DARYL B. ADAMS                               3/26/97
O. WILLIAM FENN, JR.                                  (DATE)  DARYL B. ADAMS                                        (DATE)
DIRECTOR                                                      VICE PRESIDENT, CORPORATE CONTROLLER,
                                                              ASSISTANT SECRETARY, AND ASSISTANT
                                                              TREASURER (PRINCIPAL ACCOUNTING OFFICER)

/S/ THOMAS F. KELLER                             3/26/97      /S/ JAMES H. CORRIGAN, JR.                        3/26/97
THOMAS F. KELLER                                      (DATE)  JAMES H. CORRIGAN, JR.                                (DATE)
DIRECTOR                                                      DIRECTOR

/S/ WILLIAM B. CASH                              3/26/97      /S/ L. GLENN ORR, JR.                              3/26/97
WILLIAM B. CASH                                       (DATE)  L. GLENN ORR, JR.                                     (DATE)
DIRECTOR                                                      DIRECTOR

/S/ FRED L. SCHUERMANN, JR.                      3/26/97      /S/ WILLIAM S. CREEKMUIR                        3/26/97
FRED L. SCHUERMANN, JR.                               (DATE)  WILLIAM S. CREEKMUIR                                  (DATE)
PRESIDENT, CHIEF EXECUTIVE OFFICER AND                        EXECUTIVE VICE PRESIDENT, CHIEF
DIRECTOR                                                      FINANCIAL OFFICER, SECRETARY, AND TREASURER
                                                              (PRINCIPAL FINANCIAL OFFICER)