Form 10-Q
period 1997-03-29
LADD FURNITURE INC
filed 1997-05-12
CIK 721669

==============================================================================
                              FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.   20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
                                  -----------



For the Quarter Ended March 29, 1997          Commission File No. 0-11577



                         LADD FURNITURE, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in charter)



     North Carolina                                 56-1311320
----------------------------------         -----------------------------------
(State or other juris-                        (I.R.S. Employer
 diction of incorpora-                         Identification No.)
 tion or organization)

One Plaza Center, Box HP-3, High Point, North Carolina   27261-1500
------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrants' telephone number, including area code:   (910) 889-0333

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

Yes   x             No

                             ----------------------


As of May 8, 1997 there were 7,737,773 shares of Common Stock ($.30 par value) of the registrant outstanding.

==============================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.          Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

         For the thirteen weeks ended March 30, 1996 and March 29, 1997

                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                                      13 Weeks Ended
                                                         -------------------------------------------

                                                             March 30,               March 29,
                                                                1996                    1997
                                                         -------------------     -------------------

Net sales                                            $              135,260                 123,368

Cost of sales                                                       116,038                 101,437
                                                         -------------------     -------------------

    Gross profit                                                     19,222                  21,931

Selling, general and
  administrative expenses                                            21,788                  17,552
Restructuring expense                                                 5,149                       -
                                                         -------------------     -------------------

    Operating income (loss)                                          (7,715)                  4,379
                                                         -------------------     -------------------

Other deductions:
  Interest expense                                                    2,660                   3,005
  Other, net                                                          1,284                     521
                                                         -------------------     -------------------
                                                                      3,944                   3,526
                                                         -------------------     -------------------

    Earnings (loss) before income taxes                             (11,659)                    853

Income tax expense (benefit)                                         (4,664)                    333
                                                         -------------------     -------------------

    Net earnings (loss)                              $               (6,995)                    520
                                                         ===================     ===================

Net earnings (loss) per common share                 $                (0.91)                   0.07
                                                         ===================     ===================


Weighted average number of
  common shares outstanding                                       7,724,770               7,719,567
                                                         ===================     ===================


                      LADD FURNITURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      December 28, 1996 and March 29, 1997
                    (Amounts in thousands, except share data)


                                                          ASSETS
                                                                                              Mar. 29,
                                                                       December 28,             1997
                                                                          1996 *             (Unaudited)
                                                                     ------------------   ------------------

Current assets:
   Cash                                                           $                469                  151
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $3,005 and $2,728,
     respectively                                                               66,730               72,786
   Inventories                                                                  84,484               87,825
   Prepaid expenses and other current assets                                     5,768                6,831

                                                                     ------------------   ------------------
          Total current assets                                                 157,451              167,593
                                                                     ------------------   ------------------

Property, plant and equipment, net                                              74,729               68,580
Intangible and other assets, net                                                81,415               80,551
                                                                     ------------------   ------------------


                                                                  $            313,595              316,724
                                                                     ==================   ==================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                         $              5,093                6,676
   Trade accounts payable                                                       24,358               25,120
   Accrued expenses and other current liabilities                               30,084               32,940

                                                                     ------------------   ------------------
          Total current liabilities                                             59,535               64,736
                                                                     ------------------   ------------------

Long-term debt, excluding current installments                                 125,859              122,694
Deferred and other liabilities                                                   5,125                5,639
                                                                     ------------------   ------------------

          Total liabilities                                                    190,519              193,069
                                                                     ------------------   ------------------

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                                -                    -
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,719,567 shares                                  2,316                2,316
   Additional paid-in capital                                                   49,736               49,736
   Retained earnings                                                            71,359               71,879
                                                                     ------------------   ------------------
                                                                               123,411              123,931
   Less unamortized value of restricted stock                                     (335)                (276)
                                                                     ------------------   ------------------

          Total shareholders' equity                                           123,076              123,655
                                                                     ------------------   ------------------
                                                                  $            313,595              316,724
                                                                     ==================   ==================


* Derived from the Company's 1996 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

         For the thirteen weeks ended March 30, 1996 and March 29, 1997

                             (Amounts in thousands)

                                   (Unaudited)


                                                                                      13 Weeks Ended
                                                                       -----------------------------------

                                                                          March 30,          March 29,
                                                                            1996               1997
                                                                       ----------------   ----------------

Cash flows from operating activities:
   Net earnings (loss)                                              $           (6,995)           520
   Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities:
      Depreciation of property, plant and equipment                              2,837          2,568
      Amortization                                                               1,607          1,066
      Restructuring expense                                                      5,149              -
      Provision for losses on trade accounts receivable                          1,359            (35)
      (Gain) loss on sales of assets                                                 3            (40)
      Provision for deferred income taxes                                       (2,149)           203
      Increase in deferred and other liabilities                                   402              7
      Change in assets and liabilities, net of effects
       from divestitures:
        Increase in trade accounts receivable                                   (2,724)        (6,021)
        Increase in inventories                                                 (2,037)        (3,341)
        Increase in prepaid expenses and other
          current assets                                                          (361)        (1,063)
        Increase (decrease) in trade accounts payable                           (1,106)           762
        Increase in accrued expenses and other
          current liabilities                                                      686          2,605
                                                                       ----------------   ------------

      Total adjustments                                                          3,666         (3,289)
                                                                       ----------------   ------------

      Net cash used in operating activities                                     (3,329)        (2,769)
                                                                       ----------------   ------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                   (2,890)          (989)
   Purchase leased manufacturing equipment                                      (4,648)             -
   Proceeds from sales of property, plant and equipment                             22             12
   Proceeds from sale of business                                                5,284              -
   (Additions to) reductions in intangible and other assets                        115           (143)
                                                                       ----------------   ------------

      Net cash used in investing activities                                     (2,117)        (1,120)
                                                                       ----------------   ------------

Cash flows from financing activities:
   Proceeds from borrowings                                                     45,688          8,242
   Payments of sales of trade accounts receivable                              (36,000)             -
   Proceeds from sale leaseback of assets                                            -          5,153
   Principal payments on borrowings                                             (4,401)        (9,824)
   Other                                                                           (74)             -
                                                                       ----------------   ------------

      Net cash provided by financing activites                                   5,213          3,571
                                                                       ----------------   ------------

Effect of exchange rate changes on cash                                             10              -
                                                                       ----------------   ------------

      Net decrease in cash                                                        (223)          (318)

Cash at beginning of period                                                      1,272            469
                                                                       ----------------   ------------

Cash at end of period                                               $            1,049            151
                                                                       ================   ============



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                          $            2,400          3,062
  Cash paid during the period for income taxes                                      26             11
                                                                       ================   ============


                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)


                                                                                                  Unamortized
                                             Number                   Additional                   value of            Total
                                            of shares      Common      paid-in       Retained     restricted       shareholders'
                                             issued         stock      capital       earnings        stock            equity
                                         ----------------  --------  ------------- ------------- --------------  ------------------


BALANCE AT DECEMBER 30, 1995                   7,726,993 $   2,318         49,905        73,829           (855)            125,197

   Purchase of restricted
     stock                                        (7,426)       (2)          (169)            -            169                  (2)

   Amortization of employee
     restricted stock awards                           -         -              -             -            351                 351

   Net loss                                            -         -              -        (2,470)             -              (2,470)
                                         ----------------  --------  ------------- ------------- --------------  ------------------

BALANCE AT DECEMBER 28, 1996                   7,719,567     2,316         49,736        71,359           (335)            123,076

   Amortization of employee
     restricted stock awards                           -         -              -             -             59                  59

   Net earnings                                        -         -              -           520              -                 520
                                         ----------------  --------  ------------- ------------- --------------  ------------------

BALANCE AT MARCH 29, 1997
   (UNAUDITED)                                 7,719,567 $   2,316         49,736        71,879           (276)            123,655
                                         ================  ========  ============= ============= ==============  ==================



Notes:


(1) Quarterly Financial Data


      The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.

(2) Inventories

      A summary of inventories follows (in thousands):


                                          December 28,     March 29,
                                              1996          1997
                                         --------------   -------------

     Inventories on the FIFO cost method:

        Finished goods                   $     45,459                47,970
        Work in process                        14,093                14,828
        Raw materials and supplies             35,613                35,708
                                          ------------              ---------
         Total inventories on
           the FIFO cost method                95,165                98,506

     Less adjustments of certain inven-
      tories to the LIFO cost method          (10,681)              (10,681)
                                          ------------              ---------

                                         $     84,484                87,825
                                          ============              =========





(3)  Sale/Leaseback - Monroe, NC Facility

     Effective March 19, 1997, the Company sold its Monroe, NC upholstery manufacturing facility to a private partnership for $5.3 million. At the same time, the Company entered into a seven-year agreement to lease the facility back, with options existing to renew the lease at the end of its term up to eight additional years. The net proceeds from the sale of $5.1 million were utilized to reduce the Company's outstanding long-term debt. A deferred gain totalling $592,000 will be amortized into operations over the life of the lease.

(4)  Net Sales by Business Group

     The Company's net sales by business group for 1996 and the first quarter of 1997 were as follows (in thousands):


                                                         1996                                 1997
                             -------------------------------------------------------------------------
                               First             Second          Third         Fourth       First
                              Quarter            Quarter         Quarter       Quarter     Quarter
                             -----------       ----------       ----------    --------    ------------
Casegoods                     $ 72,343           67,403           71,449       66,161        68,550
Upholstery                      34,769           30,611           30,049       28,911        31,573
Contract sales                  17,546           20,782           18,692       23,195        23,245
Divestiture companies           10,602            4,687              257           -             -
                              ------------------------------------------------------------------------
    Total                     $135,260          123,483          120,447      118,267       123,368
                              ========================================================================


Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations



Results of Operations


   The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Operations:



                                                    13 Weeks Ended
                                          ------------------------------
                                              Mar. 30,        Mar. 29,
                                               1996             1997
                                             -----------   ------------

Net sales                                      100.0%         100.0%
Cost of sales                                   85.8           82.2
                                               ------         ------
    Gross profit                                14.2           17.8

Selling, general and
 administrative expenses                        16.1           14.2
Restructuring expense                            3.8            -
                                               ------         ------
    Operating income (loss)                     (5.7)           3.6
                                               ------         ------
Other deductions
 Interest expense                                2.0            2.5
 Other, net                                      0.9            0.4
                                               ------         ------
                                                 2.9            2.9
                                               ------         ------
    Earnings (loss) before income taxes         (8.6)           0.7
                                               ------         ------
Income tax expense (benefit)                    (3.4)           0.3
                                               ------         ------
    Net earnings (loss)                         (5.2)%          0.4%
                                               ======         ======



    Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section
21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that these forward-looking statements, including without limitation, those relating principally to anticipated growth in sales, anticipated selling general and administrative expenses, projected capital spending, and decreased interest expense are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

    Net sales for the first quarter of 1997 decreased 8.8% as compared to the first quarter of 1996, with the decrease attributable to the inclusion in the 1996 quarter, but not in the 1997 quarter, the net sales of Fournier Furniture and Daystrom Furniture. Fournier Furniture was sold on February 26, 1996 and Daystrom Furniture was closed on June 28, 1996. On a pro forma basis, assuming the divestitures of these companies had occurred at the beginning of fiscal 1996, 1997 first quarter net sales would have decreased from prior year levels by 1.0%. Of the $123.4 million in net sales recorded during the first quarter of 1997, residential casegoods totalled approximately $68.6 million, down 5.2% from the year earlier quarter; residential upholstery totalled approximately $31.6 million, down 9.2%; and contract sales totalled approximately $23.2 million, an increase of 32.5%. The decrease in 1997 residential casegoods and residential upholstery net sales compared to 1996 pro forma amounts was primarily due to the Company's decision to cease doing business with a large retailer whose margins were not considered acceptable. The growth in contract sales relates to continued hotel expansion and refurbishment, and the Company anticipates that this trend will extend into 1998. The Company intends to utilize production capacity available at the Casegoods group's manufacturing facilities to accommodate the currently anticipated contract sales growth, as needed.

    Cost of sales decreased by $14.6 million, or 12.6%, in the first quarter of 1997 and represented 82.2% of net sales, down from 85.8% of net sales in the first quarter of 1996, increasing the Company's first quarter's gross profit margin from 14.2% in 1996 to 17.8% in 1997. On a pro forma basis, assuming the divestitures of Fournier Furniture and Daystrom Furniture had occurred at the beginning of fiscal 1996, 1996 and 1997 first quarter gross margins would have been 15.2% and 17.8%, respectively. The 1996 pro forma first quarter cost of sales was impacted by the plant downtime taken at the Company's casegoods operations early in 1996 to control inventories in light of the then weak furniture retail environment, resulting in substantial unabsorbed overhead expenses. Additionally, the 1997 first quarter cost of sales was reduced as a result of the termination of the Company's retiree health care plan and defined benefit plans, and other cost savings programs implemented during 1996.

    Selling, general and administrative (SG&A) expenses were 16.1% of net sales for the first quarter of 1996 compared to 14.2% in the first quarter of 1997. The 1996 first quarter SG&A expense was impacted by the Company's decision to increase its provision for bad debts by $1.0 million in light of weakness in the retail environment during the first quarter of 1996. Further, 1996 SG&A expenses were higher than those in 1997 due to costs associated with the Company's trade accounts receivable securitization program which was terminated at the end of 1996's first quarter. The Company believes that the SG&A expense as a percent of net sales in the first quarter of 1997 reflects a reasonable normalized annual rate for 1997.

    During the first quarter of 1996, the Company recorded a $5.1 non-cash restructuring charge as a result of: (i) the decision to liquidate Daystrom Furniture; (ii) a shortfall in the net proceeds anticipated from selling Fournier Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses.

    While other deductions were 2.9% of net sales for the first quarters of both 1996 and 1997, the "interest expense" and "other, net" components increased 0.5% as a percent of net sales and decreased 0.5% as a percent of net sales, respectively. The increase in 1997 interest expense as a percent of net sales was primarily due to an increase in the Company's average outstanding borrowings, coupled with higher effective interest rates compared to the same period of 1996. The interest rate margin over LIBOR and prime on the Company's bank borrowings can be reduced upon the Company meeting target financial ratios related to operating cash flow and debt levels. Based on the 1997 first quarter operating results of the Company, the interest rate margin was reduced by 0.50% effective April 16, 1997. Notwithstanding the decrease in the interest rate margin, fluctuations in the base LIBOR and prime rate will impact the Company's effective interest rate. Effective March 26, 1997, the Company's prime borrowing rate increased 0.25%. The decrease in 1997 "other, net" as a percent of net sales was primarily attributable to the write-off in the first quarter of 1996 of unamortized financing costs in anticipation of the Company refinancing its then current bank facility.

    For the first quarter of 1996, the Company's net loss was $7.0 million, compared with net earnings of $520,000 in the current period. The Company's estimated annual effective income tax rate for the first quarter of 1996 was 40%, as compared to a 45% annual effective income tax rate for the year ended December 28, 1996 and a 39% estimated annual rate for the first quarter of 1997. The differences in the tax rates for the respective periods result from various permanent taxable income, deductions, or credit items that increase or decrease the normal U.S. Federal tax rate of 34% when applied to the Company's estimated annualized pre-tax income or loss during each interim period, or actual annual pre-tax income or loss in the case of each fiscal year end.



Liquidity and Capital Resources


 The Company's current ratio at December 28, 1996 and March 29, 1997 was 2.6 to
1. Net working capital totaled $97.9 million at December 28, 1996, compared to $102.9 million at March 29, 1997.

    During the first three months of 1996, the Company used $3.8 million in cash for operating activities, compared to a use of $2.8 million in the 1997 period. The cash used in both periods was partially due to increases in working capital. The increase in 1997 first quarter working capital was principally due to a $5.1 million increase in net shipments compared to the final three months of 1996, which increased trade accounts receivable, as well as increased inventories in the Company's contract business.

    During the first three months of 1996, capital spending totaled $2.9 million, compared to $1.0 million during the same period in 1997. The Company's capital expenditures for all of 1997 are expected to approximate $8.0 million, with a majority of the capital spending related to maintenance of plants and purchases of machinery and equipment.

    Total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 51.6% at December 28, 1996, compared to 51.1% at March 29, 1997. The decrease was primarily due to a reduction in total debt resulting from the sale and subsequent lease back of the Company's Monroe, NC upholstery manufacturing facility. The net cash proceeds of $5.1 million were utilized to reduce the Company's outstanding long-term borrowings. At March 29, 1997, availability for future borrowings under the Company's revolving credit loan totalled $30.5 million.

                      PART II.  OTHER INFORMATION


Item 5.  Other Information
         None


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             10.1 LADD Furniture, Inc. 1994 Incentive Stock Option Plan as Amended Effective March 6, 1997.


         (b) Reports on Form 8-K
             On February 12, 1997, the Company filed with the Commission a Form 8-K dated February 11, 1997 which reported under Item 5 the Press Release dated February 11, 1997 reporting the fourth quarter 1996 earnings, fiscal 1996 full year operating results of the Company, and the sale/leaseback of the Monroe, NC upholstery manufacturing facility.

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LADD Furniture, Inc.



Date:  May 12, 1997               By:  s/William S. Creekmuir
                                       William S. Creekmuir
                                       Executive Vice President
                                       and Chief Financial Officer