Form 10-Q
period 1997-06-28
LADD FURNITURE INC
filed 1997-08-11
CIK 721669

=====================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For the Quarter Ended June 28, 1997                 Commission File No. 0-11577



                              LADD FURNITURE, INC.
---------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



     North Carolina                                        56-1311320
---------------------                                 ---------------------
(State or other juris-                                (I.R.S. Employer
 diction of incorpora-                                  Identification No.)
 tion or organization)

One Plaza Center, Box HP-3, High Point, North Carolina   27261-1500
-----------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrants' telephone number, including area code:   (910) 889-0333

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

Yes   x                              No

                             ----------------------


As of August 8, 1997 there were 7,758,903 shares of Common Stock ($.30 par value) of the registrant outstanding.

====================================================================

                          PART I. FINANCIAL INFORMATION


Item 1.            Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

For the thirteen weeks and twenty-six weeks ended June 29, 1996 and June 28, 1997

                  (Amounts in thousands, except per share data)

                                   (Unaudited)



                                                                          13 Weeks Ended                      26 Weeks Ended
                                                                  ------------------------------    ------------------------------
                                                                     June 29,       June 28,          June 29,        June 28,
                                                                       1996           1997              1996            1997
                                                                  --------------- --------------    --------------  --------------

Net sales                                                      $         123,483        125,572           258,743         248,940

Cost of sales                                                            100,220        101,393           216,258         202,830
                                                                  --------------- --------------    --------------  --------------

    Gross profit                                                          23,263         24,179            42,485          46,110

Selling, general and
  administrative expenses                                                 19,110         18,561            40,898          36,113
Restructuring expense                                                       (279)             0             4,870               -
                                                                  --------------- --------------    --------------  --------------

    Operating income (loss)                                                4,432          5,618            (3,283)          9,997
                                                                  --------------- --------------    --------------  --------------

Other deductions:
  Interest expense                                                         3,058          2,719             5,718           5,724
  Other, net                                                                 317            194             1,601             715
                                                                  --------------- --------------    --------------  --------------
                                                                           3,375          2,913             7,319           6,439
                                                                  --------------- --------------    --------------  --------------

    Earnings (loss) before income taxes                                    1,057          2,705           (10,602)          3,558

Income tax expense (benefit)                                                (108)         1,055            (4,772)          1,388
                                                                  --------------- --------------    --------------  --------------

    Net earnings (loss)                                        $           1,165          1,650            (5,830)          2,170
                                                                  =============== ==============    ==============  ==============

Net earnings (loss) per common share                           $            0.15           0.21             (0.76)           0.28



Weighted average number of
  common shares outstanding                                                7,723          7,737             7,724           7,728



                      LADD FURNITURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       December 28, 1996 and June 28, 1997
                    (Amounts in thousands, except share data)



                                                          ASSETS
                                                                                    December 28,           June 28,
                                                                                       1996 *                1997
                                                                                     (Restated)           (Unaudited)
                                                                                  ------------------   ------------------

Current assets:
   Cash                                                                        $                469                  191
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $3,005 and $2,646,
     respectively                                                                            66,730               71,016
   Inventories                                                                               85,920               97,091
   Prepaid expenses and other current assets                                                  5,768                7,536

                                                                                  ------------------   ------------------
          Total current assets                                                              158,887              175,834
                                                                                  ------------------   ------------------

Property, plant and equipment, net                                                           74,729               67,648
Intangible and other assets, net                                                             81,415               79,668
                                                                                  ------------------   ------------------


                                                                               $            315,031              323,150
                                                                                  ==================   ==================

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                      $              5,093                6,633
   Trade accounts payable                                                                    24,358               26,807
   Accrued expenses and other current liabilities                                            30,696               30,030

                                                                                  ------------------   ------------------
          Total current liabilities                                                          60,147               63,470
                                                                                  ------------------   ------------------

Long-term debt, excluding current installments                                              125,859              121,231
Deferred and other liabilities                                                                5,125               12,027
                                                                                  ------------------   ------------------

          Total liabilities                                                                 191,131              196,728
                                                                                  ------------------   ------------------

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                                             -                    -
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,719,567 shares
     and 7,737,873 shares, respectively                                                       2,316                2,321
   Additional paid-in capital                                                                49,736               49,995
   Retained earnings                                                                         72,183               74,353
                                                                                  ------------------   ------------------
                                                                                            124,235              126,669
   Less unamortized value of restricted stock                                                  (335)                (247)
                                                                                  ------------------   ------------------

          Total shareholders' equity                                                        123,900              126,422
                                                                                  ------------------   ------------------
                                                                               $            315,031              323,150
                                                                                  ==================   ==================



* Derived from the Company's 1996 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

         For the twenty-six weeks ended June 29, 1996 and June 28, 1997

                             (Amounts in thousands)

                                   (Unaudited)



                                                                                                  26 Weeks Ended
                                                                                          -----------------------------------

                                                                                             June 29,           June 28,
                                                                                               1996               1997
                                                                                          ----------------   ----------------

Cash flows from operating activities:
   Net earnings (loss)                                                                 $           (5,830)             2,170
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                                 5,446              5,088
      Amortization                                                                                  2,358              2,107
      Restructuring expense                                                                         4,870                  -
      Provision for losses on trade accounts receivable                                             2,951                154
      Gain on sales of assets                                                                         (42)               (95)
      Provision for deferred income taxes                                                          (2,585)               777
      Increase (decrease) in deferred and other liabilities                                        (2,918)                69
      Change in assets and liabilities, net of effects from divestitures:
        (Increase) decrease in trade accounts receivable                                              394             (4,440)
        Increase in inventories                                                                    (4,493)           (11,171)
        Decrease in prepaid expenses and other
          current assets                                                                            1,444              1,593
        Increase in trade accounts payable                                                          3,277              2,449
        Increase (decrease) in accrued expenses and other
          current liabilities                                                                      (2,131)             1,800
                                                                                          ----------------   ----------------

      Total adjustments                                                                             8,571             (1,669)
                                                                                          ----------------   ----------------

      Net cash provided by operating activities                                                     2,741                501
                                                                                          ----------------   ----------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                                      (5,610)            (2,577)
   Purchase leased manufacturing equipment                                                         (4,648)                 -
   Proceeds from sales of property, plant and equipment                                               137                 16
   Proceeds from sale of business                                                                   5,284                  -
   (Additions to) reductions in intangible and other assets                                           212               (272)
                                                                                          ----------------   ----------------

      Net cash used in investing activities                                                        (4,625)            (2,833)
                                                                                          ----------------   ----------------

Cash flows from financing activities:
   Proceeds from borrowings                                                                        41,818              8,501
   Repayments of sales of trade accounts receivable                                               (36,000)                 -
   Proceeds from sale leaseback of assets                                                               -              5,141
   Principal payments on borrowings                                                                (4,633)           (11,589)
   Other                                                                                             (133)                 1
                                                                                          ----------------   ----------------

      Net cash provided by financing activites                                                      1,052              2,054
                                                                                          ----------------   ----------------

Effect of exchange rate changes on cash                                                               (10)                 -
                                                                                          ----------------   ----------------

      Net decrease in cash                                                                           (842)              (278)

Cash at beginning of period                                                                         1,272                469
                                                                                          ----------------   ----------------

Cash at end of period                                                                  $              430                191
                                                                                          ================   ================



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                             $            6,345              5,888
  Cash paid (net of refunds received) for income taxes                                                 16             (2,945)
                                                                                          ================   ================




                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)



                                                                                                 Unamortized
                                            Number                   Additional                   value of            Total
                                           of shares      Common      paid-in       Retained     restricted       shareholders'
                                            issued         stock      capital       earnings        stock            equity
                                        ----------------  --------  ------------- ------------- --------------  ------------------


BALANCE AT DECEMBER 30, 1995
   (RESTATED)                                 7,726,993 $   2,318         49,905        74,618           (855)            125,986

   Purchase of restricted
     stock                                       (7,426)       (2)          (169)            -            169                  (2)

   Amortization of employee
     restricted stock awards                          -         -              -             -            351                 351

   Net loss                                           -         -              -        (2,435)             -              (2,435)
                                        ----------------  --------  ------------- ------------- --------------  ------------------

BALANCE AT DECEMBER 28, 1996
   (RESTATED)                                 7,719,567     2,316         49,736        72,183           (335)            123,900

   Shares issued in connection
     with incentive stock
     option plan                                    100         -              1             -              -                   1

   Shares issued in connection
     with employee defined
     contribution plan                           18,206         5            258             -              -                 263

   Amortization of employee
     restricted stock awards                          -         -              -             -             88                  88

   Net earnings                                       -         -              -         2,170              -               2,170
                                        ----------------  --------  ------------- ------------- --------------  ------------------

BALANCE AT JUNE 28, 1997
   (UNAUDITED)                                7,737,873 $   2,321         49,995        74,353           (247)            126,422
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

(2)      Inventories

         A summary of inventories follows (in thousands):

                                                          December 28,
                                                             1996               June 28,
                                                          (Restated)               1997
         Inventories on the FIFO cost method:

             Finished goods                              $  45,459                55,140
             Work in process                                14,093                14,992
             Raw materials and supplies                     35,613                35,938
                                                         ------------         ------------
               Total inventories on
                  the FIFO cost method                      95,165               106,070

         Less adjustments of certain inven-
          tories to the LIFO cost method                    (9,245)               (8,979)
                                                         ------------         ------------
                                                         $  85,920                97,091
                                                         ============         ============


During the second quarter of fiscal 1997, the Company changed its method of accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for one of its upholstery operations in order to align all companies in the upholstery group under the same inventory valuation method. Management believes that the FIFO method provides a better current period matching of revenue and expense due to historically low inflation and quick inventory turns in its upholstery operations. The Company has also notified the Internal Revenue Service of its intent to change to the FIFO method of inventory valuation for income tax reporting purposes for the upholstery company.

As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to increase retained earnings at December 28, 1996 by $824,000. The effect on the consolidated statements of operations was not material for the periods presented.

(3)      Sale/Leaseback - Monroe, NC Facility

         Effective March 19, 1997, the Company sold its Monroe, NC upholstery manufacturing facility to a private partnership for $5.3 million. At the same time, the Company entered into a seven-year agreement to lease the facility back, with options existing to renew the lease at the end of its term for up to eight additional years. The net proceeds from the sale of $5.1 million were utilized to reduce the Company's outstanding long-term debt. A deferred gain totalling $580,000 is being amortized into operations over the life of the lease.

Item 2.       Management's Discussion and Analysis of

                Financial Condition and Results of Operations



Results of Operations


        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Operations:



                                                              13 Weeks Ended                         26 Weeks Ended
                                                        June 29,          June 28,              June 29,        June 28,
                                                        1996              1997                  1996             1997
                                                        --------          --------              -------          -------

Net sales                                                 100.0%            100.0%               100.0%            100.0%
Cost of sales                                              81.2              80.7                 83.6              81.5
                                                         ------            ------                ------           ------
Gross profit                                               18.8              19.3                 16.4              18.5

Selling, general and
   administrative expenses                                 15.4              14.8                 15.8              14.5
Restructuring expense                                      (0.2)               -                   1.9                 -
                                                         ------            ------                ------           ------
        Operating income (loss)                             3.6               4.5                 (1.3)              4.0
                                                         ------            ------                ------           ------

Other deductions
   Interest expense                                         2.5               2.2                  2.2               2.3
   Other, net                                               0.2               0.1                  0.6               0.3
                                                         ------            ------                ------           ------
                                                            2.7               2.3                  2.8               2.6
                                                         ------            ------                ------           ------
        Earnings (loss) before
          income taxes                                      0.9               2.2                 (4.1)              1.4
                                                         ------            ------                ------           ------
Income tax expense (benefit)                               (0.1)              0.9                 (1.8)              0.5
                                                         ------            ------                ------           ------
        Net earnings (loss)                                 1.0%              1.3%                (2.3)%             0.9%
                                                         ======            ======                ======           ======


        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that these forward-looking statements, including without limitation, those relating principally to anticipated growth in sales, anticipated selling, general and administrative expenses, projected capital spending levels, effective income tax rate, and decreased interest expense are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

        Net sales for the first six months of 1997 decreased 3.8% as compared to the first six months of 1996. The decrease was attributable to the inclusion in 1996, but not in 1997, of the net sales of Fournier Furniture and Daystrom Furniture. Fournier Furniture was sold on February 26, 1996, and Daystrom Furniture was closed on June 28, 1996. On a pro forma basis, assuming the divestitures of these companies had occurred at the beginning of fiscal 1996, 1997 first half net sales would have increased from prior year levels by 2.2%. Net sales for the 1997 second quarter increased 1.7% as compared to the 1996 second quarter. On a similar pro forma basis, 1997 second quarter net sales would have increased from prior year levels by 5.7%.

        Of the $125.6 million and $248.9 million in net sales recorded, respectively, during the 1997 second quarter and first six months, residential casegoods totalled $67.6 million and $136.2 million, respectively, up 0.3% and down 2.5% from the year earlier periods; residential upholstery totalled $29.1 million and $60.7 million, respectively, down 4.8% and 7.1%, respectively; and contract sales totalled $28.8 million and $52.1 million, respectively, an increase of 38.6% and 35.8%, respectively. The decrease in 1997 residential casegoods and residential upholstery net sales compared to 1996 amounts was primarily due to the Company's decision to cease doing business with a large retailer with whom profit margins were not considered to be acceptable. The growth in contract sales in both periods relates principally to continued hotel expansion and refurbishment. The Company anticipates that this trend in contract sales will extend into 1998 and believes that production capacity available at the casegoods group's manufacturing facilities and from a recently announced expansion of the contract group's upholstery operations will be sufficient to accommodate this anticipated contract sales growth. During the 1997 second quarter, total orders were approximately $8.8 million greater than gross shipments, which increased the Company's backlog by 11.0% when compared to the backlog at the end of 1997's first quarter.

        Cost of sales as a percentage of net sales decreased to 80.7% for the second quarter of 1997 and 81.5% for the year-to-date, from 81.2% and 83.6%, respectively, in 1996. This decrease resulted in an increase in gross profit margins to 19.3% for the second quarter and 18.5% for the year-to-date, from 18.8% and 16.4%, respectively, in 1996. Cost of sales for the prior year periods included a $3.7 million non-cash credit to operations resulting from the Company's decision in 1996 to curtail its retiree health care benefits. This credit was partially offset during the 1996 second quarter by additional reserves recorded for discontinued products and depressed margins relating to the liquidation of Daystrom Furniture's inventory. The improved gross margins for the second quarter and first six months of 1997 were largely a result of the Company minimizing plant downtime. Additionally, the Company's 1997 results were positively impacted by the above mentioned curtailment of retiree health care benefits and the decision in December 1996 to terminate the Company's defined benefit plans.

        Selling, general and administrative (SG&A) expenses decreased to 14.8% of net sales for the second quarter of 1997 from 15.4% for the same period in 1996, while first half SG&A expenses decreased to 14.5% from 15.8% in 1996. The second quarter 1996 SG&A expense reflects benefits from cost savings actions initiated by the Company during the first quarter of 1996. These actions included a reduction in salaried employees, consolidation of certain administrative functions, and reductions in advertising. The 1997 second quarter SG&A expenses of 14.8% were greater than 1997 first quarter expenses of 14.2% due principally to costs associated with Spring furniture market product introductions. The Company anticipates that its SG&A expenses will be in the range of 14.0% to 14.5% of net sales for the remainder of 1997.

        During the first six months of 1996, a net non-cash restructuring charge of $4.9 million was recorded as a result of: (i) the Company's decision to liquidate Daystrom Furniture; (ii) a shortfall in actual versus anticipated net proceeds from selling Fournier Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses.

        Other deductions represented 2.3% of net sales for the second quarter and 2.6% for the first six months of 1997, compared to 2.7% and 2.8%, respectively, in 1996. The first six months of 1996 expense included a write-off of approximately $700,000 in bank fees in anticipation of the Company's July 1996 debt refinancing. Although the Company's effective interest rate increased approximately 0.50% over the prior year period, interest expense for the first half of 1997 was comparable to that in 1996 as average outstanding borrowings decreased approximately $8.5 million during the first half of 1997 as compared to the first half of 1996.

        For the first six months of 1997, the Company's net income was $2.2 million, compared with a net loss of $5.8 million in the same period of 1996. The Company's estimated annual effective income tax rate for the first half of 1996 was 45%, as compared to a 39% estimated annual rate for the first half of 1997. The difference in the tax rates for the respective periods results from various permanent taxable income, deductions, or credit items that increase or decrease the normal U.S. Federal tax rate of 34% when applied to the Company's estimated annualized pre-tax income or loss during each interim period, or actual annual pre-tax income or loss in the case of each fiscal year end.

Liquidity and Capital Resources

        The Company's current ratio increased to 2.8 to 1 at June 28, 1997 from
2.6 to 1 at December 28, 1996, and net working capital increased to $112.4 million at June 28, 1997 from $98.7 million at December 28, 1996. The increase in working capital was primarily attributed to an increase in inventories, principally in the Company's casegoods and contract operating groups.

        During the first half of 1997, the Company generated cash from operating activities of $0.5 million, compared to $2.7 million in the 1996 period. The cash generated during the first half of 1997 from net earnings plus depreciation and amortization was offset by the increase in working capital.

        During the first six months of 1997, capital spending totaled $2.6 million, down from $5.6 million during the same period in 1996. The

Company's total 1997 capital expenditures are expected to be below the current annual depreciation rate of approximately $10.2 million.

        At June 28, 1997, the Company had $125.4 of bank borrowings, comprised of a $56.7 million secured term loan and a $68.7 million secured revolving credit loan. Additionally, the Company had approximately $2.5 million outstanding in other long-term indebtedness at June 28, 1997, primarily fixed-rate industrial revenue bonds. The Company's total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 50.3% at June 28, 1997 compared to 51.4% at December 28, 1996. The decrease was primarily due to a reduction in total debt resulting from the sale and subsequent lease back of the Company's Monroe, NC upholstery manufacturing facility. The net cash proceeds of $5.1 million realized from this transaction were utilized to reduce the Company's outstanding long-term borrowings. At June 28, 1997, $34.2 million was available for future borrowings under the Company's revolving credit loan. Management believes that unused credit lines available under the Company's revolving credit loan and cash generated from operations will be adequate to fund the Company's future operations and planned capital expenditures.

                                                 PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders of the Company was held in High Point, North Carolina on May 1, 1997. Of the 7,719,567 shares of common stock outstanding on the record date, 6,933,192 shares were present in person or by proxy. Those shares were voted on the following matters as set forth below:


                  A.    Election of Directors:

                        Richard R. Allen                                     Fred L. Schuermann, Jr.
                        For:              6,889,864                          For:             6,913,250
                        Abstentions:         43,328                          Abstentions:        19,942
                        Broker Non-Votes:         0                          Broker Non-Votes:        0

                        Zenon S. Nie                                         Don A. Hunziker
                        For:              6,912,150                          For:             6,896,123
                        Abstentions:         21,042                          Abstentions:        37,069
                        Broker Non-Votes:         0                          Broker Non-Votes:        0

                        James H. Corrigan, Jr.                               Thomas F. Keller
                        For:              6,912,405                          For:             6,910,139
                        Abstentions:         20,787                          Abstentions:        23,053
                        Broker Non-Votes:         0                          Broker Non-Votes:        0

                        O. William Fenn, Jr.                                 L. Glenn Orr, Jr.
                        For:              6,902,572                          For:             6,910,839
                        Abstentions:         30,620                          Abstentions:        22,353
                        Broker Non-Votes:         0                          Broker Non-Votes:        0

                        Charles R. Eitel
                        For:              6,912,484
                        Abstentions:         20,708
                        Broker Non-Votes:         0


                  B. Proposal to approve the amendment to the Company's 1994 Incentive Stock Option Plan:

                      For:              4,901,974
                      Against:            110,177
                      Abstentions:         16,278
                      Broker Non-votes: 1,904,763

                  C. Proposal to ratify the election of KPMG Peat Marwick LLP as independent auditors of the Company for 1997:

                        For:              6,919,317
                        Against:             10,047
                        Abstentions:          3,828
                        Broker Non-votes:         0

Item 5.           Other Information
                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)     Exhibits
                          10.1 Preferability Letter of KPMG Peat Marwick LLP dated August 8, 1997.

                  (b)     Reports on Form 8-K
                          On April 17, 1997, the Company filed with the Commission a Form 8-K dated March 21, 1997 which reported under Item 5 (i) the Press Release dated April 15, 1997 reporting the first quarter 1997 results of operations; and (ii) the sale of its Monroe, NC upholstery manufacturing facility.

                                                         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LADD Furniture, Inc.



Date:  August 11, 1997                       By:   s/William S. Creekmuir
                                                   William S. Creekmuir
                                                   Executive Vice President
                                                   and Chief Financial Officer