Form 10-Q
period 1997-09-27
LADD FURNITURE INC
filed 1997-11-12
CIK 721669

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             ----------------------



For the Quarter Ended September 27, 1997            Commission File No. 0-11577



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

Yes   __x__         No______

                             ----------------------


As of November 10, 1997 there were 7,760,853 shares of Common Stock ($.30 par value) of the registrant outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1.            FINANCIAL STATEMENTS

                      LADD FURNITURE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        For the thirteen weeks and thirty-nine weeks ended Sept. 28, 1996 and Sept. 27, 1997

                  (Amounts in thousands, except per share data)

                                   (Unaudited)






                                                                                  13 Weeks Ended               39 Weeks Ended
                                                                    ------------------------------    -----------------------------
                                                                      Sept. 28,       Sept. 27,         Sept. 28,      Sept. 27,
                                                                        1996            1997              1996           1997
                                                                    --------------  --------------    -------------- --------------
Net sales                                                        $        120,447         129,935           379,190        378,875

Cost of sales                                                              99,369         106,791           315,627        309,621
                                                                    --------------  --------------    -------------- --------------

    Gross profit                                                           21,078          23,144            63,563         69,254

Selling, general and
  administrative expenses                                                  16,852          17,794            57,750         53,907
Restructuring expense                                                        (892)              -             3,978              -
                                                                    --------------  --------------    -------------- --------------

    Operating income                                                        5,118           5,350             1,835         15,347
                                                                    --------------  --------------    -------------- --------------

Other deductions:
  Interest expense                                                          3,182           2,701             8,900          8,425
  Other expense (income)                                                   (1,343)           (199)              258            516
                                                                    --------------  --------------    -------------- --------------
                                                                            1,839           2,502             9,158          8,941
                                                                    --------------  --------------    -------------- --------------

    Earnings (loss) before income taxes                                     3,279           2,848            (7,323)         6,406

Income tax expense (benefit)                                                1,477           1,110            (3,295)         2,498
                                                                    --------------  --------------    -------------- --------------

    Net earnings (loss)                                          $          1,802           1,738            (4,028)         3,908
                                                                    ==============  ==============    ============== ==============

Net earnings (loss) per common share                             $           0.23            0.22             (0.52)          0.50
                                                                    ==============  ==============    ============== ==============


Weighted average number of
  common shares outstanding                                                 7,721           7,758             7,723          7,738
                                                                    ==============  ==============    ============== ==============


                      LADD FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    December 28, 1996 and September 27, 1997
                   (Amounts in thousands, except share data)




                                                          ASSETS
                                                                                    December 28,          September 27,
                                                                                       1996 *                 1997
                                                                                     (Restated)            (Unaudited)
                                                                                  ------------------   --------------------

Current assets:
   Cash                                                                        $                469                    659
   Trade accounts receivable, less allowances
     for doubtful receivables, discounts,
     returns and allowances of $3,005 and $2,179,
     respectively                                                                            66,730                 83,865
   Inventories                                                                               85,920                 94,819
   Prepaid expenses and other current assets                                                  5,768                  6,923

                                                                                  ------------------   --------------------
          Total current assets                                                              158,887                186,266
                                                                                  ------------------   --------------------

Property, plant and equipment, net                                                           74,729                 66,708
Intangible and other assets, net                                                             81,415                 77,796
                                                                                  ------------------   --------------------


                                                                               $            315,031                330,770
                                                                                  ==================   ====================

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                      $              5,093                  4,965
   Trade accounts payable                                                                    24,358                 27,080
   Accrued expenses and other current liabilities                                            30,696                 36,203

                                                                                  ------------------   --------------------
          Total current liabilities                                                          60,147                 68,248
                                                                                  ------------------   --------------------

Long-term debt, excluding current installments                                              125,859                123,565
Deferred and other liabilities                                                                5,125                 10,481
                                                                                  ------------------   --------------------

          Total liabilities                                                                 191,131                202,294
                                                                                  ------------------   --------------------

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                                             -                      -
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,719,567 shares
     and 7,758,903 shares, respectively                                                       2,316                  2,327
   Additional paid-in capital                                                                49,736                 50,263
   Retained earnings                                                                         72,183                 76,091
                                                                                  ------------------   --------------------
                                                                                            124,235                128,681
   Less unamortized value of restricted stock                                                  (335)                  (205)
                                                                                  ------------------   --------------------

          Total shareholders' equity                                                        123,900                128,476
                                                                                  ------------------   --------------------
                                                                               $            315,031                330,770
                                                                                  ==================   ====================


* Derived from the Company's 1996 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the thirty-nine weeks ended September 28, 1996 and September 27, 1997

                             (Amounts in thousands)

                                   (Unaudited)




                                                                                                 39 Weeks Ended
                                                                                       -----------------------------------

                                                                                          Sept. 28,          Sept. 27,
                                                                                            1996               1997
                                                                                       ----------------   ----------------

Cash flows from operating activities:
   Net earnings (loss)                                                              $           (4,028)             3,908
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                              8,137              7,580
      Amortization                                                                               3,363              3,115
      Restructuring expense                                                                      3,978                  -
      Provision for losses on trade accounts receivable                                          3,296                593
      Gain on sales of assets                                                                     (115)              (145)
      Provision for deferred income taxes                                                          538                773
      Increase (decrease) in deferred and other liabilities                                     (2,753)               131
      Change in assets and liabilities, net of effects from divestitures:
        Increase in trade accounts receivable                                                   (3,258)           (17,728)
        (Increase) decrease in inventories                                                       3,473             (8,899)
        Decrease in prepaid expenses and other
          current assets                                                                         3,567              2,206
        Increase (decrease) in trade accounts payable                                             (330)             2,722
        Increase (decrease) in accrued expenses and other
          current liabilities                                                                   (1,423)             6,703
                                                                                       ----------------   ----------------

      Total adjustments                                                                         18,473             (2,949)
                                                                                       ----------------   ----------------

      Net cash provided by operating activities                                                 14,445                959
                                                                                       ----------------   ----------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                                   (6,877)            (4,129)
   Purchase leased manufacturing equipment                                                      (4,648)                 -
   Proceeds from sales of property, plant and equipment                                            235                 16
   Proceeds from sale of business, net of transaction expenses                                   5,284                  -
   Proceeds from sale of idle assets                                                             1,250                  -
   Additions to (reductions in) other assets                                                    (3,088)               601
                                                                                       ----------------   ----------------

      Net cash used in investing activities                                                     (7,844)            (3,512)
                                                                                       ----------------   ----------------

Cash flows from financing activities:
   Proceeds from borrowings                                                                    137,837             12,464
   Repayments of sales of trade accounts receivable                                            (36,000)                 -
   Proceeds from sale leaseback of assets                                                        2,614              5,141
   Principal payments on borrowings                                                           (110,430)           (14,886)
   Other                                                                                          (171)                24
                                                                                       ----------------   ----------------

      Net cash provided by (used in) financing activites                                        (6,150)             2,743
                                                                                       ----------------   ----------------

Effect of exchange rate changes on cash                                                            (10)                 -
                                                                                       ----------------   ----------------

      Net increase in cash                                                                         441                190

Cash at beginning of period                                                                      1,272                469
                                                                                       ----------------   ----------------

Cash at end of period                                                               $            1,713                659
                                                                                       ================   ================



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                         $            8,906              8,601
  Cash refunds received for income taxes                                                       (7,418)            (4,587)
                                                                                      ================   ================


                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)





                                                                                            Unamortized
                                        Number                   Additional                   value of            Total
                                       of shares      Common      paid-in       Retained     restricted       shareholders'
                                        issued         stock      capital       earnings        stock            equity
                                    ----------------  --------  ------------- ------------- --------------  ------------------
BALANCE AT DECEMBER 30, 1995
   (RESTATED)                             7,726,993 $   2,318         49,905        74,618           (855)            125,986

   Purchase of restricted
     stock                                   (7,426)       (2)          (169)            -            169                  (2)

   Amortization of employee
     restricted stock awards                      -         -              -             -            351                 351

   Net loss                                       -         -              -        (2,435)             -              (2,435)
                                    ----------------  --------  ------------- ------------- --------------  ------------------

BALANCE AT DECEMBER 28, 1996
   (RESTATED)                             7,719,567     2,316         49,736        72,183           (335)            123,900

   Purchase of restricted
     stock                                   (1,603)       (1)           (33)            -             33                  (1)

   Shares issued in connection
     with incentive stock
     option plan                              2,050         1             24             -              -                  25

   Shares issued in connection
     with employee defined
     contribution plan                       38,889        11            536             -              -                 547

   Amortization of employee
     restricted stock awards                      -         -              -             -             97                  97

   Net earnings                                   -         -              -         3,908              -               3,908
                                    ----------------  --------  ------------- ------------- --------------  ------------------

BALANCE AT SEPTEMBER 27, 1997
   (UNAUDITED)                            7,758,903 $   2,327         50,263        76,091           (205)            128,476
                                   =================  ========  ============= ============= ==============  ==================


Notes:


(1)      Quarterly Financial Data


         The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.

(2)      Inventories

         A summary of inventories follows (in thousands):




                                                                         December 28,
                                                                            1996                      September 27,
                                                                         (Restated)                      1997
         Inventories on the FIFO cost method:
             Finished goods                                             $ 45,459                       53,171
             Work in process                                              14,093                       15,413
             Raw materials and supplies                                   35,613                       35,214
                                                                        ------------                ------------
               Total inventories on
                  the FIFO cost method                                    95,165                      103,798

         Less adjustments of certain inven-
          tories to the LIFO cost method                                  (9,245)                      (8,979)
                                                                        ------------                ------------
                                                                        $ 85,920                       94,819
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

As required by generally accepted accounting principles, the Company has retroactively adjusted the financial statements for prior years for this change. The effect of the restatement was to increase retained earnings at December 28, 1996 by $824,000. The effect on the consolidated statements of operations was not material for the periods presented.

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

(4)      New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" effective for financial statements issued for interim and annual periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock, and early adoption of the standard is prohibited. The Company believes the adoption of this accounting standard will not have a material impact on earnings per share.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Operations:


                                   13 Weeks Ended       39 Weeks Ended
                                 ------------------   -----------------
                                 Sept 28,  Sept 27,   Sept 28, Sept 27,
                                   1996      1997       1996      1997
                                 --------  --------   -------   -------

Net sales ....................     100.0%    100.0%    100.0%    100.0%

Cost of sales ................      82.5      82.2      83.2      81.7
                                   -----     -----     -----     -----
        Gross profit .........      17.5      17.8      16.8      18.3


Selling, general and

   administrative expenses ...      14.0      13.7      15.2      14.2

Restructuring expense ........      (0.7)     --         1.1      --
                                   -----     -----     -----     -----

        Operating income .....       4.2       4.1       0.5       4.1
                                   -----     -----     -----     -----

Other deductions:

   Interest expense ..........       2.6       2.1       2.3       2.2

   Other, net ................      (1.1)     (0.2)      0.1       0.2
                                   -----     -----     -----     -----
                                     1.5       1.9       2.4       2.4
                                   -----     -----     -----     -----
        Earnings (loss) before

          income taxes .......       2.7       2.2      (1.9)      1.7

Income tax expense (benefit) .       1.2       0.9      (0.8)      0.7
                                   -----     -----     -----     -----

        Net earnings (loss) ..       1.5%      1.3%     (1.1)%     1.0%
                                   =====     =====     =====     =====


        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that these forward-looking statements, including without limitation, those relating principally to anticipated sales growth, anticipated selling, general and administrative expenses, projected capital spending levels, projected cash to be generated from operations, the estimated effective income tax rate, and decreased interest expense are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

        Net sales for the third quarter and first nine months of 1997 were $129.9 million and $378.9 million, respectively, compared with $120.4 million and $379.2 million during the comparable 1996 periods. On a pro forma basis, assuming the 1996 divestitures of Fournier Furniture and Daystrom Furniture had occurred at the beginning of fiscal 1996, 1997 third quarter net sales would have increased from prior year levels by 8.1%, and 1997 first nine months net sales would have increased from prior year levels by 4.2%.

        The following table illustrates the comparison of net sales by business group for the third quarter:


(IN THOUSANDS)

                                  Sept. 28,    Sept. 27,     Increase      Percent
                                    1996         1997       (Decrease)     Change
                                  ------------------------------------------------
Casegoods                         $ 71,449       72,068          619         0.9 %
Upholstery                          30,049       28,017       (2,032)       (6.8)%
Contract                            18,692       29,850       11,158         59.7%
Divestiture companies                  257         --           (257)         N/M
                                  ------------------------------------------------
   Total                          $120,447      129,935        9,488          7.9%
                                  ================================================


The following table illustrates the comparison of net sales by business group for the first nine months:



(IN THOUSANDS)

                                 Sept. 28,     Sept. 27,     Increase    Percent
                                   1996          1997       (Decrease)    Change
                                  ------------------------------------------------
Casegoods                         $211,195      208,240       (2,955)       (1.4)%
Upholstery                          95,429       88,731       (6,698)       (7.0)%
Contract                            57,020       81,904       24,884        43.6 %
Divestiture companies               15,546         --        (15,546)        N/M
                                  ------------------------------------------------
   Total                          $379,190      378,875         (315)        0.1 %
                                  ================================================



        The decrease in 1997 residential casegoods and residential upholstery net sales compared to 1996 amounts was primarily due to the Company's decision during 1996 to significantly reduce shipments to a major furniture retailer because profit margins were not considered to be acceptable, and the decision during the third quarter of 1997 to reduce shipments to another major furniture retailer due to their weakening credit position. The decrease in the aggregate net sales of the two large retailers in comparison to the prior periods was $4.8 million for the third quarter and $8.5 million for the first nine months. The growth in contract sales in both periods relates principally to continued U.S. hotel expansion and refurbishment. In addition, the contract group has experienced double digit sales growth in its assisted-living and government divisions. The Company anticipates that this trend in contract sales will extend into 1998 and believes that production capacity available at its casegoods group manufacturing facilities, as well as from a recently-announced expansion of the contract group's upholstery operations will be sufficient to accommodate anticipated contract sales growth for the foreseeable future. The Company's backlog increased by $10.0 million from the end of June 1997 to the end of September 1997, principally due to the strong September orders received in the casegoods and contract business groups.

        Cost of sales as a percentage of net sales decreased to 82.2% for the third quarter of 1997 and 81.7% for the year-to-date, from 82.5% and 83.2%, respectively, in 1996. As a result, gross profit margins increased to 17.8% for the third quarter and 18.3% for the year-to-date, from 17.5% and 16.8%, respectively, in 1996. The increase in gross margin for the 1997 nine months was achieved in spite of a $3.7 million non-cash credit to operations in 1996 resulting from the Company's curtailment of retiree health care benefits, which favorably impacted the 1996 margin. This credit to operations was somewhat offset during the second quarter of 1996 by additional reserves recorded for discontinued products, along with depressed gross margins relating to the liquidation of Daystrom Furniture's inventory. The improved 1997 margins are largely attributable to the Company's increased production levels at most locations. Additionally, the Company's 1997 results were positively impacted by the above-mentioned curtailment of retiree health care benefits and the Company's December 1996 decision to terminate its defined benefit plans.

        Selling, general and administrative (SG&A) expenses remained relatively flat for the 1997 third quarter as compared to the prior year, while SG&A expenses for the first nine months decreased to 14.2% from 15.2% in 1996. The bankruptcy filings of Montgomery Ward and Levitz Furniture on August 7, 1997 and September 5, 1997, respectively, did not have a significant impact on the Company. The total bad debt write-off in the aggregate was less than $350,000 as a result of a planned reduction in credit exposure. The Company anticipates that its SG&A expenses will be in the range of 14.0% to 14.5% of net sales for the fourth quarter of 1997.

        During the first nine months of 1996, a net non-cash restructuring charge of $4.0 million was recorded as a result of: (i) the Company's decision to liquidate Daystrom Furniture; (ii) a shortfall in actual versus anticipated net proceeds from selling Fournier Furniture; and (iii) additional severance expense relating to the continued restructuring of the Company's remaining businesses.

        Other deductions represented 1.9% of net sales for the third quarter and 2.4% for the first nine months of 1997, compared to 1.5% and 2.4%, respectively, in 1996. Other deductions in the third quarter of 1996 included $1.7 million of income relating to the settlement of an insurance claim, offset by increased amortization and interest expenses. Although the Company's effective nine-month interest rate rose approximately 0.25% over the prior year period, interest expense for the first nine months of 1997 decreased approximately $500,000 compared to the first nine months of 1996. The decrease was attributable to a reduction of approximately $11.5 million in average outstanding borrowings between the two periods. Effective October 1, 1997, the Company received an interest rate margin reduction of 0.25% in both its prime and LIBOR rate matrices from its bank group (See Item 5).

        For the first nine months of 1997, the Company's net earnings were $3.9 million, compared with a net loss of $4.0 million in the same period of 1996. The Company's estimated annual effective income tax rate for the first nine months of 1997 is 39%, as compared to a 45% estimated annual rate for the first nine months of 1996. The difference in the tax rates for the respective periods results from various permanent taxable income, deductions, or credit items that increase or decrease the normal U.S. Federal tax rate of 34% when applied to the Company's estimated annualized pre-tax income or loss during each interim period, or actual annual pre-tax income or loss in the case of each fiscal year end.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current ratio increased to 2.7 to 1 at September 27, 1997 from 2.6 to 1 at December 28, 1996, as net working capital increased to $118.0 million at September 27, 1997 from $98.7 million at December 28, 1996. The increase in working capital was primarily attributable to a planned increase in inventories and trade accounts receivable to support the strong September order rate, principally in the Company's casegoods and contract business groups.

        During the first nine months of 1997, the Company generated net cash from operating activities of $1.0 million, compared to $14.4 million in the 1996 period. The cash generated during the first nine months of 1997 from net earnings plus depreciation and amortization was offset by the increase in working capital. The Company believes that the above-mentioned increase in working capital will significantly increase cash generated from operations during the fourth quarter.

        During the first nine months of 1997, capital spending totaled $4.1 million, down from $6.9 million during the same period in 1996. The Company's full year 1997 capital expenditures are expected to be well below the current annual depreciation rate of approximately $10.3 million.

        At September 27, 1997, the Company had $126.0 of outstanding bank borrowings, comprised of a $53.4 million secured term loan and a $72.6 million secured revolving credit loan. Additionally, the Company had approximately $2.5 million outstanding at September 27, 1997 in other long-term indebtedness, primarily consisting of fixed-rate industrial revenue bonds. The Company's total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 50.0% at September 27, 1997 compared to 51.4% at December 28, 1996. At September 27, 1997, $30.6 million was available for future borrowings under the Company's revolving credit loan. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations and planned capital expenditures.

                           PART II. OTHER INFORMATION


ITEM 5.           OTHER INFORMATION

                  Effective October 1, 1997, the Company received an interest rate margin reduction of 0.25% in both its prime and LIBOR rate matrices from its bank group. See Exhibit 10.3 to this quarterly report on Form 10-Q.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     Exhibits

                          10.1 Amendment No. 4 to Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital Corporation as the "Co-Agents," and NationsBank, N.A. (South), as agent for the lenders.

                          10.2 Factoring Agreement dated August 1, 1997 entered into by and between LADD Furniture, Inc. and NationsBanc Commercial Corporation.

                          10.3 Amendment No. 5 to Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital Corporation as the "Co-Agents," and NationsBank, N.A. (South), as agent for the lenders.

                          27.1 Restated Financial Date Schedule (EDGAR version only). The schedule is restated to reflect the reclassification of the revenues and direct operating expenses of the transportation operation to other deductions (income), net and the change in inventory accounting from the LIFO method to the FIFO method of one of the Company's business units.

                  (b)     Reports on Form 8-K
                          On July 22, 1997, the Company filed with the
                          Commission a Form 8-K dated July 17, 1997 which reported under Item 5 the Company's Press Release dated July 17, 1997 reporting the second quarter earnings of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LADD Furniture, Inc.



Date:  November 12, 1997                   By:      s/William S. Creekmuir
                                                    ----------------------
                                                    William S. Creekmuir
                                                    Executive Vice President
                                                    and Chief Financial Officer