Form 10-K
period 1998-03-03
LADD FURNITURE INC
filed 1998-03-31
CIK 721669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549
                                ---------------
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the fiscal year ended January 3, 1998


Commission file Number 0-11577


                             LADD FURNITURE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                     North Carolina                                   56-1311320
----------------------------------------                  ----------------------------------
      (State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)

   Post Office Box 26777, Greensboro, North Carolina                  27417-6777
----------------------------------------                  ----------------------------------
        (Address of Principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: 336-294-5233


Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock -- $.30 par value
                         ------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Market value of 6,524,317 shares held by nonaffiliates as of March 5, 1998, was $137,826,197.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               7,760,433 shares outstanding as of March 5, 1998


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the definitive Proxy Statement for the 1998 Annual
Shareholders Meeting are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

     LADD Furniture, Inc., incorporated in 1981 under the laws of the State of North Carolina, is a leading manufacturer of residential furniture which sells its products through diverse retail distribution channels, as well as to the hospitality and health care industries. The Company produces a wide range of furniture designed to appeal to a spectrum of customers seeking quality, style, and value. The Company markets its residential wood ("casegoods") and upholstered furniture domestically under the major brand names American Drew, Barclay, Clayton Marcus, Lea, Pennsylvania House and Pilliod, and exports these same brand name products worldwide through LADD International. Under the American of Martinsville brand name, LADD is also one of the world's leading suppliers of contract furniture to the guest room, government and health care markets. Based upon industry data published in the trade publication Furniture/Today, LADD is one of the largest manufacturers of residential furniture in the United States. Unless the context otherwise indicates, "LADD" and "Company" refer to LADD Furniture, Inc., its divisions, and consolidated subsidiaries.

     Effective November 24, 1997, the Company relocated its executive offices to 4620 Grandover Parkway, Greensboro, North Carolina.


Industry Segments

     In accordance with the instructions for this item, LADD operated in only one business segment, manufacture and sale of furniture, for the three years ended January 3, 1998.


LADD's Business Groups

     The Company has three primary operating groups: (i) residential casegoods, consisting primarily of bedroom, dining room and living room furniture, wall units and occasional tables, (ii) residential upholstery, consisting primarily of sofas, love seats, recliners and chairs, and (iii) contract sales, consisting of casegoods and upholstery sold to the hospitality and health care industries, the U.S. government and educational institutions (collectively, contract sales). The Company distributes its casegoods and upholstery products directly and through approximately 350 independent sales representatives to approximately 8,000 customers, including leading department stores, furniture retailers, mass merchandisers, catalog merchandisers, major hotel chains, and various specialty stores and retail companies. The Company also sold its furniture in 1997 internationally to customers in 53 countries.


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

     Pennsylvania House manufactures and sells solid wood residential furniture in American traditional, country and transitional styles in the upper-medium price range. The products include various types of bedroom furniture (beds, dressers, nightstands, mirrors, armoires, and dressing tables), dining room furniture (tables, chairs, buffets, chinas, and serving pieces), and living room and family room occasional pieces (desks, end tables, coffee tables, entertainment units, wall units, and secretaries). Pennsylvania House created and introduced the in-store gallery concept to the furniture retailing industry in 1975, and currently has established galleries with approximately 250 independent furniture retailers in the U.S., Japan and Mexico. In 1996, the distribution of Pennsylvania House products was expanded to include furniture retailers without galleries. Pennsylvania House - Casegoods operates two manufacturing plants located in Lewisburg and White Deer, PA.

     Pilliod Furniture manufactures and sells a wide range of promotionally-priced contemporary and traditional wood residential furniture, including master bedroom products, occasional tables, home office products, entertainment centers, wall systems, and casual dining room products. Pilliod Furniture's products are marketed under the "Pilliod" and "Symmetry" brand names. The Company's products are sold throughout the United States through large furniture chains, independent furniture retailers, and rent-to-own dealers. Pilliod Furniture operates three manufacturing facilities in Nichols, SC, Selma, AL, and Swanton, OH.


Upholstery Group

     Barclay Furniture manufactures and sells moderately-priced upholstered fabric and leather residential furniture, including sofas, love seats, chairs, sleepers, and motion furniture styled in contemporary and traditional patterns. The products are considered high volume, promotional items and are sold under the Barclay Furniture name and various private label names. Barclay sells its products primarily to retail furniture chains, department stores, membership clubs, rent-to-own stores, catalog retailers, and national general merchandisers. Barclay operates two manufacturing plants located in Sherman and Myrtle, MS.

     Clayton-Marcus manufactures and sells a full line of upholstered fabric and leather household furniture, including sofas, love seats, chairs, sleepers, rockers, and other upholstered living room furniture, which sells in the medium and upper-medium price ranges. The products are marketed under the "Clayton-Marcus", "HickoryMark", "American of Martinsville", and "Clayton House" brand names primarily to retail furniture chains, independent furniture retailers and department stores. Clayton-Marcus currently has established galleries with approximately 200 independent furniture stores in the United States, Canada, and Mexico. Clayton-Marcus operates three manufacturing plants in Hickory, NC.

     Pennsylvania House also manufactures and sells a full line of upholstered fabric and leather residential furniture, including sofas, love seats, chairs, sleepers, rockers, and other upholstered living room furniture, which sells in the upper-medium price range similar to Pennsylvania House - Casegoods. Pennsylvania House - Upholstery operates one leased manufacturing plant located in Monroe, NC.


Contract Sales Group

     American of Martinsville manufactures wood and upholstered residential furniture which is marketed worldwide to the guest room (hotel/motel) industry through LADD Contract Sales Corporation. The Contract Sales Group also sells to the health care furniture market for retirement homes and assisted living facilities, certain agencies of the U.S. government, and university and college markets. American of Martinsville operates two manufacturing plants located in Chilhowie and Martinsville, VA and utilizes other LADD manufacturing facilities to meet capacity constraints.


Other

     LADD Transportation, Inc. operates a modern fleet of over-the-road tractors and trailers that are used to provide transportation services to LADD's casegoods companies to meet the special needs of LADD's customers. LADD Transportation, together with fleets operated by LADD's Upholstery Group, provides approximately 27% of LADD's out-bound shipping requirements for finished products and also hauls a portion of the Company's in-bound raw materials and supplies. LADD Transportation has received certain contract carrier rights from the Interstate Commerce Commission and markets its transportation services to independent customers.


Marketing and Major Customers

     The Company's brands generally market under their own trade names. The general marketing practice followed in the furniture industry and by the Company is to exhibit products at national furniture markets. Internationally, the Company markets its products primarily through LADD International, a corporate marketing unit formed to coordinate the worldwide marketing efforts for LADD's brands.

     Also, beginning in 1997, the Company entered licensing arrangements for various product lines. At the October 1997 International Home Furnishings Market, Pennsylvania House introduced its Bill Blass collection and Lea Industries introduced its Stars and Stripes collection, a nautical group endorsed by America's premier yachtsman, Dennis Conner. At the April 1998 Market, Lea will introduce a new youth bedroom furniture collection under the name of basketball star Grant Hill.

     The Company also sells its furniture products directly and through approximately 350 independent sales representatives to a broad variety of customers, including department stores, furniture retailers, mass merchandisers, catalog merchandisers, major hotel chains, and various specialty stores and rental companies. The Company currently sells to approximately 8,000 furniture customers. While no single customer accounted for more than 9% of net sales in 1997, at January 3, 1998, approximately 11% of the Company's trade accounts receivable were from Heilig Meyers. Otherwise, the Company's business is not dependent upon a single customer, the loss of which would have a material effect on the Company.


Product Design and Development

     Each operating entity develops and manages its own product lines. New product groups are introduced at national or regional furniture markets, and, based upon their acceptance at the markets, the products are either placed into production or withdrawn from the market. Consistent with industry practice, the Company designs and develops new product groups each year, replacing collections or items that are discontinued.


Raw Materials

     The most important raw materials used by the Company are hardwood lumber, veneers, upholstery fabrics, polyfoam, leather, plywood, particleboard, hardware, finishing materials, glass, steel springs, and high pressure laminates. The wood species include cherry, oak, maple, white pine, poplar, and other American species, and imports such as rubberwood, guatambue and mahogany. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

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


Patents and Trade Names

     The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the industry. The Company owns intellectual properties which are considered to be important to the business and which do not have a limited duration.


Inventory Practices, Order Backlog and Credit Practices

     The Company generally schedules production of its various groups based upon orders on hand. Manufacturing efficiencies and investment in inventories are, therefore, directly related to the current volume of orders. The Company, and the industry generally, honors cancellation of orders made prior to shipment. The Company's backlog of unshipped orders believed to be firm at 1997 fiscal year end was approximately $97.6 million, as compared to $72.3 million at 1996 fiscal year end. Generally, orders in the backlog are shipped during the following 12 months. The Company's residential brands as a whole are not subject to significant seasonal variations; however, the Company's contract group does have some seasonality with higher sales in the second and fourth quarters.


Competition

     The residential furniture market is highly competitive and includes a large number of manufacturers, none of which dominate the market. Industry estimates indicate that there are over 800 manufacturers of residential furniture in the United States, some of which include furniture types not manufactured by the Company. Competition within the market for furniture occurs principally in the areas of style or design, quality, price, and service.

     In recent years, foreign imports of finished furniture and component parts have increased. Although some of the imported products compete with products manufactured and marketed by the Company, its Pilliod Furniture subsidiary is the only business to have experienced any significant negative impact. Where appropriate, the Company has capitalized upon the cost advantages of importing selected component parts and a limited number of finished products but is not dependent upon any foreign sources. In 1997 and 1996, the Company imported approximately $21.3 million and $16.4 million, respectively, of finished furniture and unfinished furniture parts.

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


Employees

     The Company had approximately 6,200 employees as of March 1, 1998. Substantially all of the employees were employed on a full-time basis.

     Employees at four Company plants are represented by various labor unions. The Company considers its relations with its employees to be good.


Export Sales

     In 1997, the Company's export sales increased to $29.7 million (approximately 5.7% of 1997 net sales), from $25.4 million in 1996 (approximately 5.1% of 1996 net sales). The Company's export sales in 1995 were $37.5 million, or approximately 6.3% of 1995 net sales. Excluding the operating companies divested in 1995 and 1996, export sales were 5.7% and 5.0% of net sales in 1997 and 1996, respectively. None of the Company's assets are dedicated solely to export sales.


Item 2. Properties

     The following table summarizes the real estate, both owned and leased, used in the primary business operations of the Company as of March 1, 1998.


                                LADD FACILITIES



                                                                          Approx.       Owned     Lease
                                                                       Facility Size     or     Expiration
   Operating Group         Location                   Use              (Square Feet)   Leased      Date
-------------------- ------------------- ---------------------------- --------------- -------- -----------
Casegoods .......... N. Wilkesboro, NC   Manufacturing                   409,000        Owned
                     N. Wilkesboro, NC   Manufacturing                   414,000        Owned
                     N. Wilkesboro, NC   Manufacturing                   122,500        Owned
                     N. Wilkesboro, NC   Distribution/Office             109,500        Owned
                     Morristown, TN      Manufacturing                   286,380        Owned
                     Morristown, TN      Manufacturing                   139,200        Owned
                     Morristown, TN      Distribution                    160,000       Leased     4/01/99
                     Morristown, TN      Distribution                     97,500       Leased    10/31/98
                     Waynesville, NC     Manufacturing                   447,400        Owned
                     Marion, VA          Manufacturing                   204,900        Owned
                     Lewisburg, PA       Manufacturing/Office/Dist.      614,100        Owned
                     White Deer, PA      Manufacturing/Dist.             128,000        Owned
                     Selma, AL           Manufacturing                   310,000        Owned
                     Nichols, SC         Manufacturing                   350,000        Owned
                     Swanton, OH         Manufacturing                   290,000        Owned
                     Dillon, SC          Distribution                     45,000       Leased    mo-to-mo
                     Sherman, MS         Manufacturing/Office            302,650        Owned
Upholstery .........
                     Myrtle, MS          Manufacturing                   162,600        Owned
                     Hickory, NC         Manufacturing/Office/Dist.      359,600        Owned
                     Hickory, NC         Manufacturing                   121,800        Owned
                     Hickory, NC         Manufacturing                   152,900        Owned
                     Monroe, NC          Manufacturing                   258,000       Leased     3/31/04
Contract Sales ..... Chilhowie, VA       Manufacturing                   530,000        Owned
                     Martinsville, VA    Manufacturing                   850,000        Owned
                     Martinsville, VA    Office                           50,000       Leased     5/31/02
                     Martinsville, VA    Distribution                    256,500       Leased     9/30/99
Corporate .......... Greensboro, NC      Office                           50,000       Leased    10/31/07

     The Company believes that its manufacturing, warehouse and office space is well maintained for its intended purposes and is adequately insured. The Company normally operates all of its furniture manufacturing facilities on a one shift per day, five-day week basis. Increasingly, certain departments and facilities are operated on a multi-shift basis.

     The Company also currently maintains showrooms, the majority of which are leased, in High Point, NC, Sherman and Tupelo, MS, and Martinsville, VA.

     The Company owns and leases substantial quantities of woodworking, sewing and material handling equipment located in its various plants. The Company also leases substantially all of its data processing equipment. The Company considers its present equipment to be adequate, well-maintained, generally modern, and adequately insured.

     The Company currently owns and leases approximately 100 tractors and 230 trailers.


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

      2. In September 1995, Brown Jordan received a request from the California Regional Water Quality Board with respect to further assessment of two areas at the El Monte facility, the Leach Pit Area and the Clarifier Area. Both of these areas have been the subject of significant previous investigations (undertaken 1988 - 1993) which had concluded that it was unlikely that Brown Jordan was contributing significantly to groundwater contamination in the area. The Board's investigation program is separate from the El Monte Superfund group, although both are concerned with whether Brown Jordan is a source of groundwater contamination. There is some basis at this time for believing that the Leach Pit and Clarifier Area problems are limited to soil contamination.

     Under the terms of the Asset Purchase Agreement with Maytag Corporation ("Maytag") dated June 1, 1989 ("the Maytag Agreement") under which the Company acquired Brown Jordan, the Company's liabilities in El Monte matters are limited to the first $200,000 of costs for off-site liabilities and $1,000,000 of costs for on-site liabilities. Pursuant to the terms of the Stock Purchase Agreement between the Company and BJCL, Inc. (now known as Brown Jordan International, Inc.) ("BJII") dated as of November 7, 1995 (the "Brown Jordan Agreement") under which BJII acquired Brown Jordan from the Company, BJII may assume up to $400,000 of certain post closing costs relating to Brown Jordan, including environmental costs relating to the El Monte site. Through fiscal 1997, approximately $337,000 had been expended by the Company on the El Monte site and approximately $60,000 of non-environmental contractual indemnification expenses had been incurred by BJII. Accordingly, if no other claims are made by BJII under the Brown Jordan Agreement, the next $340,000 of costs associated with Brown Jordan environmental claims will be paid by BJII.

     The Company has also been named as a PRP, along with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, it has been improperly named or will be considered a "de minimis" party. Although the Company believes adequate accruals have been provided for environmental contingencies, it is possible, due to uncertainties previously noted, that additional accruals could be required in the future. However, the ultimate resolution of these contingencies, to the extent not previously provided for, should not have a material adverse effect on the Company's financial position and results of operations.

     The Company is cooperating fully with government authorities in each of these matters.

Item 4. Submission of Matters to a Vote of Security Holders

     No such matters were submitted to security holders of the Company in the fourth quarter of fiscal year 1997.


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

   Stock Transfer Agent:

   Wachovia Bank of North Carolina, N.A.
   Winston-Salem, NC
   Shareholder Account Information: 1-800-635-4236

   Stock Listing:

     The Company's common stock is traded on the Nasdaq Stock Market under the Nasdaq symbol: LADF. At year end 1997, the Company had approximately 4,400 shareholders based upon approximately 590 shareholders of record at that date and an estimate of the number of individual shareholders represented by broker and nominee position listings.

   Major Market Makers:

   Davenport & Co.                      Raymond, James & Associates
   Huntleigh Securities Corp.           SBC Warburg Dillon Read Inc.
   Interstate/Johnson Lane Corp.        Sherwood Securities Corp.
   Jefferies & Company, Inc             Troster Singer Corp.
   Legg Mason Wood Walker Inc.          Wheat First Union
     Mayer & Schweitzer Inc.

     See Item 6, Selected Financial Data, for market and dividend information regarding the Company's Common Stock.

Item 6. Selected Financial Data

                     LADD FURNITURE, INC. AND SUBSIDIARIES


                              SELECTED ANNUAL DATA


          Dollar and share data in thousands, except per share amounts



                                                              Fiscal         Fiscal        Fiscal         Fiscal        Fiscal
                                                               1993           1994          1995           1996          1997
                                                          -------------   -----------   ------------   -----------   -----------
Operating Statement Data
 Net sales ............................................      $507,586       576,549        599,203       497,457       525,500
 Cost of sales ........................................      414,534        468,794        502,999       411,582       429,050
                                                             --------       -------        -------       -------       -------
  Gross profit ........................................       93,052        107,755         96,204        85,875        96,450
 Selling, general and administrative expenses .........       81,953         93,911        101,345        74,363        74,235
 Restructuring expense ................................           --             --         25,120         3,431            --
                                                             --------       -------        -------       -------       -------
 Operating income (loss) ..............................       11,099         13,844        (30,261)        8,081        22,215
 Other (income) deductions:
  Interest expense ....................................        5,542          8,939         11,798        12,069        11,242
  Other, net ..........................................       (1,046)          (199)         1,367           399           792
                                                             --------       -------        -------       -------       -------
 Earnings (loss) before income taxes ..................        6,603          5,104        (43,426)       (4,387)       10,181
 Income tax expense (benefit) .........................        2,639            744        (18,236)       (1,952)        3,869
                                                             --------       -------        -------       -------       -------
 Net earnings (loss) ..................................      $ 3,964          4,360        (25,190)       (2,435)        6,312
                                                             ========       =======        =======       =======       =======
 Depreciation .........................................      $10,508         14,143         12,671        10,887        10,119
 Amortization .........................................        2,554          3,669          3,758         4,444         4,109
 Cash dividends paid ..................................        2,767          2,771          2,086            --            --
                                                             ========       =======        =======       =======       =======
 Weighted average shares outstanding ..................        7,686          7,697          7,721         7,722         7,744
                                                             ========       =======        =======       =======       =======
Per Share Data
 Net sales ............................................      $ 66.04           74.91          77.61         64.42         67.86
 Net earnings (loss) -- basic .........................         0.52            0.57        ( 3.26)        (0.32)          0.81
 Net earnings (loss) -- diluted .......................         0.51            0.57        ( 3.26)        (0.32)          0.81
 Cash dividends .......................................         0.36            0.36           0.27           --            --
 Year-end book value ..................................        19.63           19.84          16.32         16.05         16.91
                                                             ========       ========       ========      ========      ========
Balance Sheet Data
 Net working capital ..................................      $123,741       124,474         80,317        98,740       116,330
 Net property, plant and equipment ....................       97,497        109,522         82,586        74,729        67,530
 Total assets .........................................      336,971        380,137        313,775       315,031       329,190
 Total debt ...........................................      111,072        149,271        115,944       130,952       125,393
 Shareholders' equity .................................      150,840        152,695        125,986       123,900       130,925
                                                             ========       ========       ========      ========      ========
Ratios, Other
 Gross profit margin ..................................        18.3  %         18.7           16.1          17.3          18.4
 Operating profit (loss) margin .......................         2.2  %          2.4          ( 5.0)          1.6           4.2
 Return (loss) on sales ...............................         0.8  %          0.8          ( 4.2)         (0.5)          1.2
 Effective income tax rate ............................        40.0  %         14.6           42.0          44.5          38.0
 Dividend payout ratio ................................        69.8  %         63.6         N/M            N/M           N/M
 Return (loss) on beginning assets ....................         1.3  %          1.3          ( 6.6)         (0.8)          2.0
 Return (loss) on beginning equity ....................         2.7  %          2.9          (16.5)         (1.9)          5.1
 Total debt ratio .....................................        42.4  %         49.4           47.9          51.4          48.9
 Current ratio ........................................        3.1  x           3.0            2.3           2.6           2.7
 Inventory turnover ratio .............................        4.2  x           4.2            4.7           4.7           4.8
 Asset turnover ratio .................................        1.6  x           1.6            1.7           1.6           1.6
 Year-end employees (actual number) ...................        6,670          7,860          6,880         5,800         6,150
 Sales per employee (000's) ...........................      $ 75.0            75.9           77.0          79.8          88.1
                                                             ========       ========       ========      ========      ========
Stock Data
 High .................................................      $ 44.25           35.25          19.88         15.75         19.38
 Low ..................................................        22.50           14.63          12.25          9.50         12.25
 Close ................................................        30.00           19.50          13.13         14.63         15.00
 Trading volume (shares) ..............................        8,260          6,473          9,599         8,000         8,685
                                                             ========       ========       ========      ========      ========

NOTES: Total debt ratio is defined as total debt to total debt plus shareholders' equity. Fiscal year 1997 comprised 53 weeks; all other years comprised 52 weeks. Stock price data for calendar years. N/M = Not meaningful. Sales per employee based on monthly employee average. Pilliod Furniture is included in consolidated results from its acquisition date of January 31, 1994. Fiscal year 1995 reflects the sale of Brown Jordan Company and Lea Lumber & Plywood -- effective December 29, 1995. Fiscal 1996 reflects the sale of Fournier Furniture -- effective February 26, 1996; and the liquidation of Daystrom Furniture beginning June 28, 1996. Fiscal 1994, 1995 and 1996 reflect the Company's accounts receivable securitization program which commenced January 31, 1994 and terminated on March 28, 1996. The results have been restated to reflect the change in 1997 in inventory accounting from the LIFO method to the FIFO method for one of the Company's business units.

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




                                                              1995          1996          1997
                                                          -----------   -----------   -----------
Net sales .............................................      100.0%        100.0%         100.0%
Cost of sales .........................................       83.9          82.7           81.6
                                                             -----         -----          -----
 Gross profit .........................................       16.1          17.3           18.4
Selling, general and administrative expenses ..........       16.9          15.0           14.2
Restructuring expense .................................        4.2           0.7             --
                                                             -----         -----          -----
 Operating income (loss) ..............................      ( 5.0)          1.6            4.2
Other deductions, net .................................        2.2           2.5            2.3
                                                             -----         -----          -----
 Earnings (loss) before income taxes ..................      ( 7.2)        ( 0.9)           1.9
Income tax expense (benefit) ..........................      ( 3.0)        ( 0.4)           0.7
                                                             -----         -----          -----
 Net earnings (loss) ..................................      ( 4.2)%       ( 0.5)%          1.2%
                                                             =====         =====          =====

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "should", or "anticipates". The Company cautions readers that forward looking statements, including without limitation those relating to sales, operating costs, working capital, liquidity, capital needs and interest costs, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. This is due to several important factors herein identified, including without limitation, anticipated growth in sales; success of product introductions; increased cash flow from operations; decreased income tax rate; and decreased interest expense, and other risks and factors identified from time to time in the Company's reports filed with the Securities Exchange Commission.

     The following paragraphs provide an analysis of the changes in net sales, selected cost and expense items, and net earnings (loss) over the three-year period ended January 3, 1998.


Fiscal 1997 Compared to 1996

     Consolidated net sales for fiscal 1997 increased $28.0 million, or 5.6%, to $525.5 million from $497.5 million in 1996. On a pro forma basis, excluding the sales of two companies (Daystrom Furniture and Fournier Furniture) divested during 1996, fiscal 1997 consolidated net sales would have increased by 9.0%. The following table compares net sales by business group for the two years:




                                                           Increase       Percent
                                   1996         1997      (Decrease)       Change
                               -----------   ---------   ------------   -----------
                                                  (in thousands)
Casegoods ..................    $277,356      286,334         8,978          3.2%
Upholstery .................     124,340      122,691        (1,649)        (1.3)%
Contract Sales .............      80,215      116,475        36,260         45.2%
Divested companies .........      15,546           --       (15,546)       N/M
                                --------      -------       -------        -----
                                $497,457      525,500        28,043          5.6%
                                ========      =======       =======        =====

     Taking into account that fiscal 1997 had one more week of shipments than the prior year, the Company's residential casegoods sales trends in 1997 were slightly below those estimated for the industry, and the upholstery sales trends were below industry estimates. These sales trends were due primarily to the Company's decision during 1996 to significantly reduce shipments to a major furniture retailer because profit margins were not considered to be acceptable, and the decision during the third quarter of 1997 to reduce shipments to another major furniture retailer due to its weakening credit position. The upholstery group's sales decrease was also impacted by continued efforts to focus on profitable product lines and to realign its sales and manufacturing departments. The 1997 sales growth in the contract sales group continued to exceed sales trends estimated for the hospitality sector, where hotels/motels continue to refurbish rooms at an accelerated pace, and in the assisted living and government sectors. The Company anticipates that the trend in contract sales growth will moderate in 1998, but continue in the single to lower double digit range. The Company believes that production capacity available at its casegoods group manufacturing facilities, as well as from a recently-announced expansion of the contract group's upholstery operations, will be sufficient to accommodate this anticipated sales growth in 1998. The Company's backlog increased over $22.0 million during the current year, principally due to strong late third quarter and fourth quarter orders received in each of the three business groups. The strong order growth rate has continued during the first two months of 1998 as orders have increased approximately 25.0% over the comparative period of 1997.

     In 1997, the Company's export sales increased to $29.7 million (5.7% of net sales), from $25.4 million (5.1% of net sales) in 1996. Excluding the sales of companies divested in 1996, export sales increased 22.7% in 1997 and were 5.7% and 5.0% of net sales in 1997 and 1996, respectively. Export sales will continue to be a focus of the Company and are expected to increase generally at a faster rate than domestic sales. Although the Company does not have a significant presence in the Asian market, the planned export sales growth could be affected by the economic situation in this region.

     Cost of sales decreased to 81.6% of net sales from 82.7% in 1996. Cost of sales in 1996 was positively impacted by the Company's 1996 decision to curtail health care benefits to retirees and to terminate its qualified defined benefit pension plan. In the aggregate, these two actions resulted in a one-time $4.4 million decrease in cost of sales in 1996. Excluding the divestiture companies and the above-mentioned nonrecurring 1996 transactions, "pro forma" cost of sales was 83.1% of net sales in 1996, compared to the reported 81.6% in 1997. The "pro forma" 1996 gross margin of 16.9% increased to 18.4% in 1997 primarily due to the following factors: (i) successful product introductions at the October 1996 and April 1997 furniture markets were shipped in 1997; (ii) the ongoing savings that resulted from the termination of the above mentioned retiree and employee benefits; and (iii) increased absorption of plant overhead due to increased sales and production. The Company believes that increases in sales, further cost savings actions, and new product introductions will continue to increase gross margins in 1998.

     Selling, general and administrative (SG&A) expenses were 14.2% of net sales in 1997, compared to 15.0% of net sales in 1996. On a pro forma basis, excluding the divestiture companies, SG&A expenses were 14.2% in 1997 and 14.8% in 1996. The decrease in SG&A expenses as a percent of net sales is due principally to a reduction in 1997 bad debt expense. Bad debt expenses, net of recoveries, was 0.1% of net sales in 1997, compared to 0.7% of net sales in 1996. The bankruptcy filings of large furniture retailers Montgomery Ward and Levitz Furniture on August 7, 1997 and September 5, 1997, respectively, did not have a significant impact on the Company. The Company's total aggregate bad debt write-off for these two companies was less than $350,000 as a result of a planned reduction in credit exposure. The Company anticipates that its SG&A expense will be in the range of 14.0% to 14.5% of net sales during 1998.

     Other deductions decreased in the aggregate to 2.3% of net sales from 2.5% in the prior year. The principal reason for the decline was that interest expense, as a percent of net sales, was 2.1% in 1997, down from 2.4% in 1996, due mainly to a decrease of $10.0 million in average outstanding borrowings during the 1997 fiscal year. The interest rate margin over LIBOR and prime on the Company's bank borrowings can be reduced upon the Company meeting specified financial ratios related to operating cash flow and debt levels. Based on the Company's financial performance, the interest rate margin was reduced by 0.50% effective April 16, 1997. Additionally, effective October 1, 1997, the Company received from its bank group an interest rate margin reduction of 0.25% in both its prime and LIBOR rate matrices. These decreases in the Company's interest rate margin were somewhat offset by increases in the prime and LIBOR base rates in the first quarter of 1997.

     The principal reason for the decrease in the Company's effective tax rate to 38.0% in fiscal 1997 from a tax benefit of 44.5% in the previous year was due to a reduction in various tax credits realized in 1997. The Company's combined effective Federal and state tax rate for 1998 is expected to approximate 38.0%.


Fiscal 1995 and 1996 Restructuring of the Company

     In 1995, the Company recorded restructuring charges of $25.1 million which consisted of: (a) $17.4 million to write-down businesses sold or held for sale to the estimated fair value, net of disposition expenses; (b) $1.4 million to write-down selected machinery to estimated fair value because of changes in manufacturing processes; (c) $6.3 million for costs associated with closing four retail stores and to provide for severance expense and other costs. The restructuring charge resulted from the

Company's decision to divest four operating companies (Brown Jordan, Fournier Furniture, Daystrom Furniture and Lea Lumber & Plywood), close four Company-owned retail stores, and reorganize the remaining companies to improve operating performance.

     In 1996, the Company recorded restructuring charges of $3.4 million which consisted of: (a) $1.9 million charge due to a shortfall in anticipated proceeds on the sale of a business; (b) $2.4 million due to the necessity to liquidate versus sell one of the remaining businesses; (c) $0.8 million for severance related to continued restructuring of the Company; and (d) $1.7 million aggregate credits as a result of proceeds from the liquidation of idle assets held for sale exceeding earlier estimates. The costs charged against aggregate restructuring reserves of $7.2 million at December 30, 1995 totaled $5.5 million in 1996 and $1.4 million in 1997.

     Management believes the actions represented by these charges have repositioned the Company to achieve improved operating performance within the furniture manufacturing industry.


Fiscal 1996 Compared to 1995

     Consolidated net sales for fiscal 1996 decreased $101.7 million, or 17.0%, to $497.5 million from $599.2 million in 1995. On a pro forma basis, excluding the four divestiture companies, as well as the company-owned retail stores closed in 1995, fiscal 1996 consolidated net sales would have decreased by 0.3%. The following table illustrates the comparison of net sales by business group for the year:




                                                            Increase        Percent
                                   1995         1996       (Decrease)       Change
                               -----------   ----------   ------------   ------------
                                                   (in thousands)
Casegoods ..................    $284,445       277,356        (7,089)        ( 2.5)%
Upholstery .................     124,535       124,340          (195)        ( 0.2)%
Contract Sales .............      68,483        80,215        11,732          17.1%
Divested companies .........     121,740        15,546      (106,194)        (87.2)%
                                --------       -------      --------         -----
                                $599,203      $497,457      (101,746)        (17.0)%
                                ========      ========      ========         =====

     The Company's residential casegoods and upholstery sales trends in 1996 were below those estimated for the industry largely due to the Company's decision to discontinue selling to certain accounts with unsatisfactory margins. The 1996 sales growth in the contract business exceeded sales trends estimated in the hospitality sector, where hotels/motels continue to refurbish rooms at an accelerated pace.

     In 1996, the Company's export sales decreased to $25.4 million (5.1% of net sales), from $37.5 million in 1995 (6.3% of net sales). Excluding the divestiture companies and the four company-owned retail stores, export sales would have been 5.0% and 5.7% of net sales in 1996 and 1995, respectively.

     Cost of sales decreased by $91.4 million, or 18.2%, in fiscal 1996 and represented 82.7% of net sales, down from 83.9% of net sales in fiscal 1995. On a pro forma basis, excluding the divestiture companies and the company-owned retail stores, cost of sales decreased to 82.1% of net sales in 1996, from 84.2% of net sales in 1995. Cost of sales in 1996 was positively impacted by the Company's decision to curtail health care benefits to retirees and to terminate its qualified defined benefit pension plan. As more fully discussed in notes 9 and 10 to the consolidated financial statements, these two actions in the aggregate resulted in a $4.4 million decrease in cost of sales in 1996. Excluding the divestiture companies and the company-owned retail stores, the above mentioned nonrecurring 1996 transactions, and non-cash charges totalling $5.3 million recorded in 1995, cost of sales was 83.1% of net sales in both 1996 and 1995. Negatively impacting margins in 1996 and 1995 were production decreases of 5.8% and 7.5%, respectively, to reduce inventory levels of the casegoods group, resulting in increased amounts of unabsorbed fixed overhead costs. SG&A expenses were 15.0% of net sales in 1996, compared to 16.9% of net sales in fiscal 1995. On a pro forma basis, excluding the divestiture companies and the company-owned retail stores, SG&A expenses were 14.8% of net sales in 1996, compared to 16.2% of net sales in 1995. This decrease in 1996 was primarily attributable to the second quarter 1995 non-cash charge (totalling $2.3 million) to increase the Company's bad debt reserves and provide for other miscellaneous expenses, as well as to costs in 1995 associated with the Company's accounts receivable securitization program, which was in place for all of 1995 and was terminated at the end of 1996's first quarter. SG&A expenses also declined during 1996 as a result of an approximate 10.0% reduction in the Company's salaried work force, consolidation of certain administrative functions, and cutbacks in advertising.

     Other deductions increased in the aggregate to 2.5% of fiscal 1996's net sales from 2.2% in the prior year. Interest expense, as a percent of net sales, was 2.4% in 1996 compared to 2.0% in 1995 due to higher interest rates. Other deductions in 1996 were positively impacted by an $1.7 million insurance settlement. Other deductions in 1996 and 1995 included non-cash charges totalling $0.9 million and $2.2 million, respectively, attributable to the write-off of unamortized financing costs and other noncurrent assets, and the recognition of other liabilities.

     The principal reason for the increase in the Company's effective tax rate to 44.5% in fiscal 1996 from 42.0% in the previous year was the realization of tax benefits from the utilization of tax credits.


Liquidity and Capital Resources

     In July 1996, the Company refinanced its long-term and short-term bank credit facility with a new credit facility ("the Facility") which consisted of a $125.0 million three-year revolving credit line and a $65.0 million term loan. On January 1, 1997, the Facility was amended to reduce the revolving credit loan to $110.0 million. The Facility is secured by substantially all the assets of the Company, including equipment, inventory, receivables and real property. Borrowings under the Facility bear interest at rates selected periodically by the Company of LIBOR plus 2.00%, or prime plus 1.00%, for the revolving credit loan, and LIBOR plus 2.25%, or prime plus 1.25%, for the term loan. The interest rate margin over LIBOR and prime can be reduced upon the Company meeting a financial ratio related to operating cash flow and debt levels. Based on the Company's financial performance, the interest rate margin was reduced by 0.50% effective April 16, 1997. Additionally, effective October 1, 1997, the Company received from its bank group an interest rate margin reduction of 0.25% in both its prime and LIBOR rate matrices. These decreases in the Company's interest rate margin were somewhat offset by increases in the prime and LIBOR base rates in the first quarter of 1997. The term loan portion of the Facility is payable in quarterly installments of $1.625 million. The Facility restricts the amount of the Company's capital spending, lease obligations, borrowings, and the payment of dividends. In connection with the refinancing, unamortized financing costs of $890,000 were charged to operations in 1996. Due to the refinancing, the Company incurred fees and expenses in 1996 aggregating approximately $4.0 million which will be amortized over the terms of the Facility. At January 3, 1998, there was $32.1 million available for borrowing under the revolving credit facility.

     On January 3, 1998, net working capital totaled $116.3 million and the current ratio was 2.7:1. Both of these financial measures were improvements over the prior year, which was primarily attributable to planned increases in trade accounts receivable and inventories to support the improved order rate for the last four months of 1997.

     During 1997, the Company generated net cash from operating activities of $6.7 million, a decrease of $18.8 million compared to the prior year. During 1997, capital spending totaled $7.5 million, down from the prior year's $8.3 million. An increase in working capital associated with the growth in sales used cash of $21.9 million in 1997. Capital expenditures during 1996 and 1997 were funded from the Company's operations and from borrowings under the Company's existing long-term credit facility.

     Total debt as a percentage of total debt plus shareholders' equity (total debt ratio) was 48.9% at the end of 1997, compared to 51.4% at the end of 1996. The decrease in the total debt ratio was due to the Company increasing its equity through current year earnings and the Company repaying debt from operating cash flow and from the sale/leaseback of a manufacturing facility. The Company anticipates spending less than $10.0 million for capital improvements during 1998, and believes that the unused revolving credit line available under the Facility and cash generated from operations will be adequate to fund these planned investments, as well as its lease commitments. The Company anticipates that its cash flow from operations will exceed its capital expenditures in 1998, enabling the Company to further reduce its outstanding borrowings and accordingly, its total debt ratio.

     The Company will continue to review and invest in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact on the Company is not anticipated to be material to its financial position or results of operations in any given year.


New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in consolidated financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt the provisions of SFAS 130 in the 1998 fiscal year and does not expect that the adoption of this Statement will impact the Company's financial position and results of operations.

     In June 1997, the Financial Accounting Standards Board also established new accounting standards for "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) that requires publicly owned companies to report certain financial information about operating segments, as well as certain information about those operating segment's products and services, the geographic areas in which they operate, and their major customers. The Company intends to adopt the provisions of SFAS 131 in the 1998 fiscal year.


Impact of Inflation

     Although the effects of inflation on the Company cannot be accurately determined, in 1997 the impact of inflation marginally affected the Company's manufacturing costs in the areas of manufacturing overhead and raw materials other than lumber. The price of lumber, like the prices of other commodities, is affected more by the interaction of supply and demand than by inflation. Although 1997 margins were impacted by inflation, the Company's gross profit margins during the past several years have, in general, been impacted more by promotional selling discounts and plant downtime taken to curtail production than by inflation. The Company believes it will be able to largely offset the effects of inflation by improving its manufacturing efficiency, increasing employee productivity, substituting raw materials, and increasing the selling prices of its products.

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

     The Board of Directors, through its Audit Committee consisting of four directors who are not officers or employees of the Company, is responsible for reviewing and monitoring the financial statements and accounting practices of the Company. The Audit Committee meets periodically, either separately or jointly, with the independent auditors, representatives of management and the Company's internal auditors to discuss auditing, accounting and financial statement matters. To ensure complete independence, representatives of KPMG Peat Marwick LLP, certified public accountants retained by the Company to audit the financial statements, have full and free access to meet with the Audit Committee with or without the presence of management representatives.



       Fred L. Schuermann, Jr.                   William S. Creekmuir
       President & Chief Executive Officer       Executive Vice President &
                                                 Chief Financial Officer
       February 6, 1998                          February 6, 1998

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
LADD FURNITURE, INC.:

     We have audited the accompanying consolidated balance sheets of LADD Furniture, Inc. and subsidiaries as of December 28, 1996 and January 3, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LADD Furniture, Inc. and subsidiaries as of December 28, 1996 and January 3, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 1998 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP
Greensboro, North Carolina
February 6, 1998

                     LADD FURNITURE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


     Years ended December 30, 1995, December 28, 1996, and January 3, 1998



                                                                      1995            1996           1997
                                                                 -------------   -------------   ------------
                                                                  Dollar amounts in thousands, except share
                                                                                     data
Net sales ....................................................    $  599,203         497,457        525,500
Cost of sales ................................................       502,999         411,582        429,050
                                                                  ----------         -------        -------
   Gross profit ..............................................        96,204          85,875         96,450
Selling, general and administrative expenses .................       101,345          74,363         74,235
Restructuring expense ........................................        25,120           3,431             --
                                                                  ----------         -------        -------
   Operating income (loss) ...................................       (30,261)          8,081         22,215
Other deductions:
 Interest expense ............................................        11,798          12,069         11,242
 Other deductions, net .......................................         1,367             399            792
                                                                  ----------         -------        -------
                                                                      13,165          12,468         12,034
                                                                  ----------         -------        -------
   Earnings (loss) before income taxes .......................       (43,426)         (4,387)        10,181
Income tax expense (benefit) .................................       (18,236)         (1,952)         3,869
                                                                  ----------         -------        -------
   Net earnings (loss) .......................................    $  (25,190)         (2,435)         6,312
                                                                  ==========         =======        =======
Net earnings (loss) per common share -- basic ................    $    (3.26)          (0.32)           0.81
                                                                  ==========         =======        ========
Net earnings (loss) per common share -- diluted ..............    $    (3.26)          (0.32)           0.81
                                                                  ==========         =======        ========
Cash dividends per common share ..............................    $     0.27              --             --
                                                                  ==========         =======        ========
Weighted average number of common shares outstanding .........     7,720,783       7,722,085      7,743,986
                                                                  ==========       =========      ==========

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                                                                            December 28,     January 3,
                                                                                                1996            1998
                                                                                           --------------   -----------
                                                                                           Dollar amounts in thousands,
                                                                                                except share data
ASSETS
Current assets:
 Cash ..................................................................................      $    469             75
 Trade accounts receivable, less allowances for doubtful receivables, discounts, returns
   and allowances of $3,005 and $2,735, respectively....................................        66,730         83,297
 Inventories ...........................................................................        85,920         93,189
 Prepaid expenses and other current assets .............................................         5,768          8,016
                                                                                              --------         ------
    Total current assets ...............................................................       158,887        184,577
                                                                                              --------        -------
Property, plant and equipment, net .....................................................        74,729         67,530
Intangible and other assets, net .......................................................        81,415         77,083
                                                                                              --------        -------
                                                                                              $315,031        329,190
                                                                                              ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt ................................................      $  5,093          6,807
 Trade accounts payable ................................................................        24,358         29,488
 Accrued expenses and other current liabilities ........................................        30,696         31,952
                                                                                              --------        -------
    Total current liabilities ..........................................................        60,147         68,247
                                                                                              --------        -------
Long-term debt, excluding current installments .........................................       125,859        118,586
Deferred and other liabilities .........................................................         5,125         11,432
                                                                                              --------        -------
    Total liabilities ..................................................................       191,131        198,265
                                                                                              --------        -------
Shareholders' equity
 Preferred stock of $100 par value. Authorized 500,000 shares; no shares issued.........            --             --
 Common stock of $.30 par value. Authorized 50,000,000 shares, issued 7,719,567 shares
   and 7,759,683 shares, respectively ..................................................         2,316          2,328
 Additional paid-in capital ............................................................        49,401         50,102
 Retained earnings .....................................................................        72,183         78,495
                                                                                              --------        -------
    Total shareholders' equity .........................................................       123,900        130,925
Commitments and contingencies -- Note 12
                                                                                              $315,031        329,190
                                                                                              ========        =======

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


     Years ended December 30, 1995, December 28, 1996, and January 3, 1998



                                                                                              1995          1996         1997
                                                                                         ------------- ------------- ------------
                                                                                               Dollar amounts in thousands
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ....................................................................   $ (25,190)       (2,435)       6,312
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
 Depreciation of property, plant and equipment .........................................      12,671        10,887       10,119
 Amortization ..........................................................................       3,758         4,444        4,109
 Restructuring expense .................................................................      25,120         3,431           --
 Provision for losses on trade accounts receivable .....................................       2,898         3,308          781
 Gain on sales of assets ...............................................................        (314)         (147)        (182)
 Provision for deferred income taxes ...................................................     (13,419)        1,953        7,319
 Increase (decrease) in deferred and other liabilities .................................       1,297        (2,564)         152
 Change in assets and liabilities, net of effects from acquisition, divestitures and classification of businesses held for sale:
   (Increase) decrease in trade accounts receivable ....................................      (7,988)        5,736      (17,348)
   (Increase) decrease in inventories ..................................................       8,126         5,302       (7,269)
   (Increase) decrease in prepaid expenses and other current assets ....................      (2,084)        5,648       (2,248)
   Increase (decrease) in trade accounts payable .......................................       3,608        (3,738)       5,130
   Increase (decrease) in accrued expenses and other current liabilities ...............       2,607        (6,320)        (179)
                                                                                           ---------        ------      -------
 Total adjustments .....................................................................      36,280        27,940          384
                                                                                           ---------        ------      -------
   Net cash provided by operating activities ...........................................      11,090        25,505        6,696
                                                                                           ---------        ------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment ............................................     (11,560)       (8,347)      (7,504)
 Purchase leased manufacturing equipment ...............................................          --        (4,648)          --
 Proceeds from sales of property, plant and equipment ..................................         191           246           16
 Proceeds from sales of idle assets ....................................................          --         1,570           --
 Proceeds from sales of businesses .....................................................      28,004         5,284           --
 (Additions to) reduction in other assets ..............................................      (3,715)       (2,759)         764
                                                                                           ---------        ------      -------
   Net cash provided by (used in) investing activities .................................      12,920        (8,654)      (6,724)
                                                                                           ---------        ------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings ..............................................................         330       127,092       10,955
 Proceeds from (repayments of) sales of trade accounts receivable ......................       3,515       (36,000)          --
 Proceeds from sale leaseback of assets ................................................       6,691         3,538        5,141
 Principal payments on borrowings ......................................................     (31,706)     (112,103)     (16,514)
 Dividends paid ........................................................................      (2,086)           --           --
 Other .................................................................................         (58)         (181)          52
                                                                                           ---------      --------      -------
   Net cash used in financing activities ...............................................     (23,314)      (17,654)        (366)
                                                                                           ---------      --------      -------
 Net increase (decrease) in cash .......................................................         696          (803)        (394)
Cash at beginning of year ..............................................................         576         1,272          469
                                                                                           ---------      --------      -------
Cash at end of year ....................................................................   $   1,272           469           75
                                                                                           =========      ========      =======

          See accompanying notes to consolidated financial statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


     Years ended December 30, 1995, December 28, 1996, and January 3, 1998



                                                                 Number                   Additional                    Total
                                                               of shares       Common       paid-in     Retained    shareholders'
                                                                 issued        stock        capital     earnings       equity
                                                             ------------- ------------- ------------ ------------ --------------
                                                                        Dollar amounts in thousands, except share data
Balance at December 31, 1994 (restated) ....................   7,700,151      $2,310        48,699       101,686      152,695
 Purchase of restricted stock ..............................      (2,452)          (1)          --            --             (1)
 Shares issued in connection with and amortization of
   employee restricted stock awards ........................      29,294          9            351            --          360
 Currency translation adjustment ...........................          --         --             --           (66)         (66)
 Reclassification to businesses held for sale ..............          --         --             --           274          274
 Net loss ..................................................          --         --             --       (25,190)     (25,190)
 Dividends paid ............................................          --         --             --        (2,086)      (2,086)
                                                               ---------      -------       ------       -------      ---------
Balance at December 30, 1995 (restated) ....................   7,726,993      2,318         49,050        74,618      125,986
 Purchase of restricted stock ..............................      (7,426)          (2)          --            --             (2)
 Amortization of employee restricted stock awards ..........          --         --            351            --          351
 Net loss ..................................................          --         --             --        (2,435)      (2,435)
                                                               ---------      -------       ------       -------      ---------
Balance at December 28, 1996 (restated) ....................   7,719,567      2,316         49,401        72,183      123,900
 Purchase of restricted stock ..............................      (3,273)          (1)          --            --             (1)
 Shares issued in connection with incentive stock option
   plan ....................................................       4,500          2             51            --           53
 Shares issued in connection with employee defined
   contribution plan .......................................      38,889         11            536            --          547
 Amortization of employee restricted stock awards ..........          --         --            114            --          114
 Net earnings ..............................................          --         --             --         6,312        6,312
                                                               ---------      -------       ------       -------      ---------
Balance at January 3, 1998 .................................   7,759,683      $2,328        50,102        78,495      130,925
                                                               =========      =======       ======       =======      =========


          See accompanying notes to consolidated financial statements.

                              LADD FURNITURE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     The Company is one of the largest residential furniture manufacturers in the United States with 20 manufacturing facilities in eight states. Following a restructuring of its businesses in 1995, the Company's products consist principally of casegoods and upholstery furniture in a wide range of styles for bedrooms, family rooms, dining rooms and living rooms in the low-medium to high-medium price ranges for the residential and contract (principally hotel/motel) markets. Residential casegoods, residential upholstery and contract products comprised approximately 55%, 23% and 22%, respectively, of the Company's 1997 net sales. The Company currently sells to more than 8,000 customers, including retail furniture chains, national general retailers, department stores, independent furniture retailers, major hotel chains and others located throughout the United States and overseas.


     Principles of Consolidation

     The consolidated financial statements include the accounts of LADD Furniture, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.


     Fiscal Year

     The Company's fiscal year ends on the Saturday nearest the end of December. Fiscal year 1995 ended December 30, 1995; fiscal year 1996 ended December 28, 1996; and fiscal year 1997 ended January 3, 1998. Fiscal 1997 comprised 53 weeks; fiscal years 1996 and 1995 comprised 52 weeks.


     Revenue Recognition

     Sales are recognized when products are shipped and invoiced to customers. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

     Substantially all of the Company's accounts receivable are due from customers described above. Management periodically performs credit evaluations of its customers and generally does not require collateral. At January 3, 1998, one retail customer accounted for approximately 11.0% of the Company's trade accounts receivable balance.


     Inventories

     Approximately 69% in 1996 and 68% in 1997 of the Company's inventories are valued using the last-in, first-out (LIFO) cost method, which is not in excess of market. All other inventories in 1996 and 1997 are valued at the lower of first-in, first-out (FIFO) cost or market (net realizable value).

     During the second quarter of fiscal 1997, the Company changed its method of accounting for inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for one of its upholstery operations in order to align all companies in the upholstery group under the same inventory valuation method. Management believes that the FIFO method provides a better current period matching of revenue and expense due to historically low inflation and quick inventory turns in its upholstery operations. The Company has notified the Internal Revenue Service of its intent to change to the FIFO method of inventory valuation for income tax reporting purposes for the upholstery company.

     The Company has retroactively adjusted the financial statements for prior years for this change. The effect of the restatement was to increase retained earnings at December 31, 1994 by $789,000. The effect on the consolidated statements of operations was not material for the periods presented.


     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line method. Estimated useful lives are 10 to 35 years for buildings and improvements and 3 to 13 years for machinery and equipment.

                             LADD FURNITURE, INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued


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



     Earnings per share

     Earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share, which was effective as of January 3, 1998. SFAS No. 128 requires the Company to disclose both the basic and diluted earnings per share on the face of the income statement. Earnings per share information has been restated for all years presented in the consolidated financial statements.

     The weighted average number of common shares outstanding for fiscal years 1995, 1996 and 1997 was 7,720,783, 7,722,085 and 7,743,986, respectively, and in fiscal year 1997 dilutive securities, consisting of stock options, totaled 94,761.


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


     Pension and Other Postretirement Plans

     The Company and several of its subsidiaries are participants in a defined benefit pension plan covering qualified salaried and hourly employees. The defined benefit plan was amended on December 13, 1996 to provide that no additional benefits would accrue under the defined benefit plan after December 31, 1996. The Company intends to terminate the defined benefit plan upon receiving required regulatory approvals.

     The Company provided certain health care benefits for certain retired employees through June 1, 1996, when these benefits were curtailed. Prior to curtailment the Company provided for the cost of its obligation over the period the employees render the services necessary to earn the postretirement benefits.

     Prior to their termination, the cost of the above benefit plans was funded currently.


     Fair Value of Financial Instruments

     The carrying amount of cash, trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses, and other current liabilities approximates fair value because of the short maturity of these financial instruments.

     The fair value of the Company's long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities. The fair value of the Company's long-term debt approximates the face value of the debt due to the variable interest rates on the majority of long-term debt at January 3, 1998.


     Stock Option Plan

     On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as

                             LADD FURNITURE, INC.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


     Transportation Operations

     The Company operates trucking fleets for its casegoods and upholstery operations for the delivery of products to customers and inbound raw materials. The Company accounts for the revenues and direct operating expenses of the transportation operations as other income (net).


     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


     Reclassification

     Certain items in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the presentation adopted in the current year. The reclassifications did not impact the results from operations as previously reported.


NOTE 2: NET SALES BY BUSINESS GROUP

     A summary of net sales by business group follows:




                                      1995       1996      1997
                                  ----------- --------- ----------
                                            In thousands
     Casegoods ..................  $284,445    277,356   286,334
     Upholstery .................   124,535    124,340   122,691
     Contract Sales .............    68,483     80,215   116,475
     Divested companies .........   121,740     15,546        --
                                   --------    -------   -------
                                   $599,203    497,457   525,500
                                   ========    =======   =======

NOTE 3: INVENTORIES

  A summary of inventories follows:



                                                                            December 28,   January 3,
                                                                                1996          1998
                                                                           -------------- -----------
                                                                                  In thousands
     Inventories on the FIFO cost method:
      Finished goods .....................................................    $ 45,459       49,329
      Work in process ....................................................      14,093       15,697
      Raw materials and supplies .........................................      35,613       38,170
                                                                              --------       ------
       Total inventories on FIFO cost method .............................      95,165      103,196
     Less adjustments of certain inventories to the LIFO cost method .....      (9,245)     (10,007)
                                                                              --------      -------
                                                                              $ 85,920       93,189
                                                                              ========      =======

                             LADD FURNITURE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- Continued


NOTE 4: PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment follows:



                                           December 28,   January 3,
                                               1996          1998
                                          -------------- -----------
                                                 In thousands
  Land and improvements .................   $   4,888        4,496
  Buildings and improvements ............      73,690       70,342
  Machinery and equipment ...............      72,923       76,810
  Construction in progress ..............       1,793        2,755
                                            ---------       ------
                                              153,294      154,403
  Less accumulated depreciation .........     (78,565)     (86,873)
                                            ---------      -------
                                            $  74,729       67,530
                                            =========      =======

NOTE 5: INTANGIBLE AND OTHER ASSETS

  A summary of intangible and other assets follows:



                                                                  December 28,   January 3,
                                                                      1996          1998
                                                                 -------------- -----------
                                                                        In thousands
  Excess of cost over the assigned value of net assets acquired    $  54,879       54,879
  Trade names ..................................................      21,700       21,700
  Other ........................................................      21,200       20,741
                                                                   ---------       ------
                                                                      97,779       97,320
  Less accumulated amortization ................................     (16,364)     (20,237)
                                                                   ---------      -------
                                                                   $  81,415       77,083
                                                                   =========      =======

NOTE 6: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  A summary of accrued expenses and other current liabilities follows:



                                                        December 28,   January 3,
                                                            1996          1998
                                                       -------------- -----------
                                                              In thousands
  Payrolls, commissions and employee benefits ........     $14,281       13,966
  Deferred federal income taxes ......................       3,090        5,072
  Other ..............................................      13,325       12,914
                                                           -------       ------
                                                           $30,696       31,952
                                                           =======       ======

                             LADD FURNITURE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- Continued


NOTE 7: LONG-TERM DEBT

  Long-term debt consists of the following:



                                                                                            December 28,   January 3,
                                                                                                1996          1998
                                                                                           -------------- -----------
                                                                                                  In thousands
  Term loan, due at various dates ........................................................    $ 63,375       51,775
  Revolving credit loan, due July 12, 1999 ...............................................      60,336       70,908
  Other indebtedness, primarily fixed-rate industrial revenue bonds, due through 2009 ....       7,241        2,710
                                                                                              --------       ------
    Total long-term debt .................................................................     130,952      125,393
  Less current installments of long-term debt ............................................       5,093        6,807
                                                                                              --------      -------
    Long-term debt, excluding current installments .......................................    $125,859      118,586
                                                                                              ========      =======

     On July 12, 1996, the Company entered into a $190,000,000 long-term secured credit facility (the "Facility") which consisted of a $125,000,000 three-year revolving credit loan and a $65,000,000 term loan. The term loan portion of the Facility is payable in quarterly installments of $1,625,000. On January 1, 1997, the Company reduced the revolving credit loan to $110,000,000.


     Borrowings under the revolving credit loan and the term loan bear interest at rates selected periodically by the Company of LIBOR plus 2.00% and 2.25%, respectively, or prime plus 1.00% and 1.25%, respectively. At January 3, 1998, LIBOR was 5.81% and the prime rate was 8.50%. Under the Facility, the Company pays a commitment fee of 1/2% per annum on the unused portion of the revolving credit facility. In connection with the refinancing, the Company incurred fees and expenses aggregating approximately $4,000,000 which are being amortized over the terms of the Facility. The interest rate margin over LIBOR and prime can be reduced upon the Company meeting a financial ratio related to operating cash flow and debt levels. Based on the Company's 1997 first quarter operating results, the interest rate margin was reduced by 0.50% effective April 16, 1997. Additionally, effective October 1, 1997, the Company received from its bank group an interest rate margin reduction of 0.25% in both its prime and LIBOR rate matrices.

     The Facility is secured by substantially all the existing and hereafter acquired assets of the Company. Availability on the revolving credit loan is determined by levels of eligible inventory and eligible trade accounts receivable of the Company. The Facility contains customary covenants for asset based loans which restrict future borrowings, dividends and capital spending; require maintenance of a minimum net worth; and include financial covenant ratios related to cash flow, earnings and debt. At January 3, 1998, the Company's availability for future borrowings under its revolving credit loan was approximately $32,000,000. At January 3, 1998, the Company was in compliance with all covenants under the Facility.

     In connection with amending in 1995 and refinancing in 1996 the Company's long-term bank loans, approximately $525,000 in 1995 and $890,000 in 1996 of unamortized financing fees were charged to operations. At December 30, 1995, borrowings under the previous bank term loan and bank revolving credit loan bore interest at LIBOR plus 2 1/8% or prime plus 1 1/8%.

     The aggregate annual maturities of long-term debt during each of the five fiscal years subsequent to January 3, 1998 are approximately as follows:
$6,807,000 in 1998; $77,498,000 in 1999; $6,590,000 in 2000; $6,590,000 in
2001; $6,590,000 in 2002; and $21,318,000 thereafter.

     Interest paid by the Company in 1995, 1996 and 1997 amounted to approximately $12,218,000, $12,241,000, and $12,119,000, respectively.


NOTE 8: EMPLOYEE STOCK PLANS

     Stock Option Plan

     Under an incentive stock option plan, the Company grants stock options to officers, key management employees and non-employee directors. Options are generally granted at fair market value on the dates of the grant. All optionees must be employees or directors of the Company on the date of grant and throughout the term of the option, except in the case of death, retirement, or disability. The Company applies APB Opinion No. 25, and related interpretations in accounting for the

                             LADD FURNITURE, INC.

NOTE 8: EMPLOYEE STOCK PLANS -- Continued

plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for the restricted stock awards. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed under SFAS No. 123, the Company's net losses and loss per share would have increased by approximately $38,300 or $0.00 per share for 1995, and $378,000 or $0.05 per share for 1996, and the Company's net earnings and earnings per share would have decreased by approximately $494,000 or $0.06 per share - basic and $0.07 per share - diluted for 1997. The estimated weighted average fair value of the options granted was $6.32 in 1995, $4.90 in 1996, and $6.33 in 1997. The estimates of fair value were determined using the Black-Scholes option-pricing model with the following assumptions in 1995 and 1996: no dividend yield, volatility of 30.5%, risk-free interest rate of 5.5%, assumed forfeiture rate of 17.8%, and an expected life of 6 years. In 1997 the assumptions are as follows: no dividend yield, volatility of 30.0%, risk free interest rate of 5.41%, assumed forfeiture rate of 20.0%, and an expected life of 6 years.

     A total of 1,188,889 shares were reserved for option under previous and current plans. At January 3, 1998, approximately 189,900 shares are available for future option. Options granted prior to 1991 are generally exercisable at the cumulative rate of 20% per year after one year from the date of grant. Options granted subsequent to 1990 are generally exercisable at the cumulative rate of 25% per year after one year from the date of grant. Options expire over a period not to exceed ten years from the date of grant. Stock option activity during 1995, 1996 and 1997 follows:



                                                               Weighted
                                               Number of       average
                                                 shares     exercise price
                                             ------------- ---------------
  Outstanding at December 31, 1994 .........     338,654       $ 25.58
  Granted in 1995 ..........................      40,882       $ 15.49
  Cancelled in 1995 ........................    (127,358)      $ 29.07
                                                --------
  Outstanding at December 30, 1995 .........     252,178       $ 21.90
  Granted in 1996 ..........................     442,510       $ 11.86
  Cancelled in 1996 ........................     (98,533)      $ 21.76
                                                --------
  Outstanding at December 28, 1996 .........     596,155       $ 14.63
  Granted in 1997 ..........................     100,005       $ 15.51
  Exercised in 1997 ........................       4,500       $ 11.64
  Cancelled in 1997 ........................     (43,038)      $ 16.67
                                                --------
  Outstanding at January 3, 1998 ...........     648,622       $ 14.67
                                                ========       =======
  Exercisable at January 3, 1998 ...........     213,466       $ 17.81
                                                ========       =======

     The Company had 102,097 and 96,545 shares exercisable at December 30, 1995 and December 28, 1996, respectively, with a weighted average exercise price totalling $25.75 and $23.73, respectively.

     The following table summarizes information concerning currently outstanding and exercisable options:



                                    Options Outstanding                        Options Exercisable
                     --------------------------------------------------   ------------------------------
                         Number       Weighted-Avg.                          Number
                      Outstanding       Remaining                          Exercisable
     Range of          at Jan. 3,      Contractual       Weighted-Avg.     at Jan. 3,     Weighted-Avg.
  Exercise Prices         1998             Life         Exercise Price        1998        Exercise Price
------------------   -------------   ---------------   ----------------   ------------   ---------------
$10.75-$15.75           516,692      8.3                   $ 12.59           111,905         $ 12.17
$15.76-$25.00            92,472      6.7                   $ 18.38            64,989         $ 18.72
$25.01-$40.50            39,458      4.5                   $ 33.19            36,572         $ 33.44
                        -------                                              -------
                        648,622      7.9                   $ 14.67           213,466         $ 17.81
                        =======                                              =======

                             LADD FURNITURE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- Continued


NOTE 9: EMPLOYEE BENEFIT PLANS

     Defined Benefit Pension Plan

     The Company and several of its subsidiaries had noncontributory defined benefit pension plans covering qualified salaried and hourly employees which were merged into a common plan on December 31, 1996. The defined benefit plan was amended on December 13, 1996 to provide that no additional benefits would accrue under the plan after December 31, 1996. The Company intends to terminate the defined benefit plan upon receiving required regulatory approvals. As a result of these actions, the Company credited to cost of sales a gain of approximately $738,000 in the fourth quarter of 1996. During December 1997, in anticipation of receiving required regulatory approvals, the Company distributed approximately 75.0% of plan assets to participants.

     In addition to the qualified defined benefit plan, the Company has a nonqualified retirement plan covering certain salaried employees. At December 28, 1996 and January 3, 1998, the Company had approximately $675,000 and $899,000, respectively, of assets available to fund future obligations of the nonqualified plan. These assets are included in intangible and other assets, and the related liability is included in deferred and other liabilities in the accompanying consolidated balance sheets. The liability for the nonqualified retirement plan is reflected in the reconciliation of the funded status of the plans below.

     The following sets forth the funded status of the plans:



                                                                             December 28, 1996           January 3, 1998
                                                                        --------------------------- --------------------------
                                                                            Assets     Accumulated      Assets     Accumulated
                                                                            equal        benefits       equal       benefits
                                                                         accumulated      exceed     accumulated     exceed
                                                                           benefits       assets       benefits      assets
                                                                        ------------- ------------- ------------- ------------
                                                                                             In thousands
Actuarial present value of benefit obligations:
 Vested benefit obligation ............................................   $ (49,280)      (1,562)      (12,565)      (1,907)
                                                                          =========       ======       =======       ======
 Accumulated benefit obligation .......................................   $ (49,280)      (1,794)      (12,565)      (2,454)
                                                                          =========       ======       =======       ======
Projected benefit obligation for service rendered to date .............   $ (49,280)      (2,393)      (12,565)      (3,123)
Less plan assets at fair value, primarily money market equivalents           49,280           --        12,565           --
                                                                          ---------       ------       -------       ------
Projected benefit obligation in excess of plan assets .................          --       (2,393)           --       (3,123)
Unrecognized net gain .................................................          --          (25)           --         (102)
Unrecognized prior service cost .......................................          --          593            --        1,198
Adjustment required to recognize minimum liability ....................          --           --            --         (427)
                                                                          ---------       ------       -------       ------
Pension liability recognized in the consolidated balance sheets .......   $      --       (1,825)           --       (2,454)
                                                                          =========       ======       =======       ======

     Net pension expense for the plans for 1995, 1996 and 1997 included the following components:



                                                                                   1995          1996          1997
                                                                               -----------   -----------   -----------
                                                                                            In thousands
Service costs -- benefits earned during the period .........................    $  2,047         2,119            65
Interest cost on projected obligation ......................................       3,186         3,440         2,944
Return on assets ...........................................................      (9,036)       (6,133)       (2,765)
Amortization of unrecognized net obligation at transition and net deferrals        6,038         3,032            86
Curtailment gain ...........................................................          --          (738)           --
                                                                                --------        ------        ------
Net pension expense ........................................................    $  2,235         1,720           330
                                                                                ========        ======        ======

     The Company recorded in 1995 a net curtailment gain resulting from the Brown Jordan and Lea Lumber & Plywood divestitures totalling approximately $692,000, and in 1996 a net curtailment gain resulting from the closing of Daystrom Furniture totalling approximately $279,000. These curtailment gains were included in determining restructuring expense in the 1995 and 1996 consolidated statements of operations.

     The projected benefit obligation of the nonqualified retirement plan at December 28, 1996 and January 3, 1998 was determined using an assumed discount rate of 7.50% for both years and assumes a long-term rate of salary increases of

                             LADD FURNITURE, INC.

NOTE 9: EMPLOYEE BENEFIT PLANS -- Continued

4.50% to age 60, and 3.00% thereafter. The assumed long-term rate of return on plan assets was 8.50% for 1995 and 1996. The projected benefit obligation of the defined benefit pension plan at January 3, 1998 was determined using actual interest rates.


     Defined Contribution Plans

     The Company has savings plans for employees which qualify under Section 401(k) of the Internal Revenue Code. The plans allow eligible employees to contribute up to a fixed percentage of their compensation, with the Company matching a portion of each employee's contributions. Company contributions under the plans aggregated approximately $549,000 in 1995, $485,000 in 1996 and $1,101,000 in 1997. Effective January 1, 1997, the Company amended its defined contribution plans to increase base Company contributions by approximately $900,000 annually. All 1997 contributions were in the form of the Company's common stock of which 38,889 shares were newly issued and 33,675 shares were purchased on the open market.


NOTE 10: POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     The components of the net postretirement benefit cost (credit) for 1995 and 1996 are as follows:



                                                  1995       1996
                                                -------- -----------
                                                    In thousands
Service costs .................................  $  232         77
Interest costs of benefit obligation ..........   1,252        417
Amortization of transition obligation .........     759        253
Curtailment gain ..............................      --     (4,947)
                                                 ------     ------
                                                 $2,243     (4,200)
                                                 ======     ======

NOTE 11: INCOME TAXES

     Components of income tax expense (benefit) for 1995, 1996 and 1997 are as follows:



                           1995           1996          1997
                       ------------   -----------   -----------
                                     In thousands
Current:
   Federal .........    $  (4,650)       (4,054)       (3,785)
   State ...........         (167)          149           335
                        ---------        ------        ------
                           (4,817)       (3,905)       (3,450)
Deferred:
   Federal .........      (11,521)        1,385         7,035
   State ...........       (1,898)          568           284
                        ---------        ------        ------
                          (13,419)        1,953         7,319
                        ---------        ------        ------
                        $ (18,236)       (1,952)        3,869
                        =========        ======        ======

                             LADD FURNITURE, INC.

NOTE 11: INCOME TAXES -- Continued

     The effective income tax rate on earnings (loss) before income taxes for 1995, 1996 and 1997 was 42.0%, 44.5% and 38.0%, respectively. The actual income tax expense (benefit) differs from the "expected" income tax expense (benefit) computed by applying the Federal income tax rate of 34% to earnings (loss) before income taxes for 1995, 1996 and 1997 as follows:



                                                                                           1995           1996         1997
                                                                                      -------------   -----------   ---------
                                                                                                   In thousands
Computed "expected" income tax expense (benefit) ..................................     $ (14,765)       (1,492)      3,461
Increases (reductions) due to:
 Restructuring and reorganization charges .........................................        (1,664)        1,060          --
 State income taxes, net of Federal income tax benefit ............................            53            99         409
 Amortization of the excess of cost over the assigned value of net assets acquired            587           451         471
 Utilization of capital loss carryforwards to offset income tax expense of realized
   capital gains ..................................................................        (1,655)           --          --
 Tax credits, net .................................................................          (571)       (1,316)       (709)
 Foreign trade income exemptions ..................................................          (193)         (375)       (256)
 Restricted stock compensation ....................................................            --          (204)        (26)
 Other ............................................................................           (28)         (175)        519
                                                                                        ---------        ------       -----
Actual income tax expense (benefit) ...............................................     $ (18,236)       (1,952)      3,869
                                                                                        =========        ======       =====

     During 1995, 1996 and 1997, the Company received refunds (net of taxes paid) of approximately $188,000, $8,360,000, and $4,235,000, respectively.

     The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:



                                                 December 28,   January 3,
                                                     1996          1998
                                                -------------- -----------
                                                       In thousands
    Deferred tax liabilities:
     Inventories ..............................   $  (7,075)      (7,096)
     Property, plant and equipment ............      (3,013)      (4,025)
     Intangible and other assets ..............      (6,351)      (7,638)
     Lease obligations ........................      (5,372)      (4,636)
     Other ....................................        (159)        (187)
                                                  ---------       ------
       Total deferred tax liabilities .........     (21,970)     (23,582)
                                                  ---------      -------
    Deferred tax assets:
     Accounts receivable ......................       1,081          984
     Inventories ..............................         998          923
     Liabilities and reserves .................       6,601        5,447
     Restructuring and reorganization .........         337           59
     Tax credit carryforwards .................         604        1,832
     Net operating loss carryforwards .........       8,468        3,153
     Other ....................................         372          185
                                                  ---------      -------
       Gross deferred tax assets ..............      18,461       12,583
     Valuation allowances .....................      (1,885)      (1,714)
                                                  ---------      -------
       Total deferred tax assets ..............      16,576       10,869
                                                  ---------      -------
    Net deferred tax liability ................   $  (5,394)     (12,713)
                                                  =========      =======

                             LADD FURNITURE, INC.

NOTE 11: INCOME TAXES -- Continued

     Deferred taxes are classified in the accompanying consolidated balance sheets as follows:



                                                     December 28,   January 3,
                                                         1996          1998
                                                    -------------- -----------
                                                           In thousands
    Accrued expenses and other current liabilities     $ (3,090)      (5,072)
    Deferred and other liabilities ................      (2,304)      (7,641)
                                                       --------       ------
                                                       $ (5,394)     (12,713)
                                                       ========      =======

     A valuation allowance has been provided for the deferred tax assets related to acquired carryforward net operating loss (NOL) deductions of Pilliod Furniture. None of the remaining $4,761,000 NOL carryforward deductions were utilized in 1996 or 1997, but these NOL deductions may be carried forward up to 11 more years to offset future earnings, subject to normal annual limitations prescribed by tax law. A valuation allowance of $1,714,000 remains in deferred taxes for these unexpired future deductions. Tax benefits recognized subsequent to 1997 relating to the valuation allowance for deferred tax assets at January 3, 1998 will be applied to reduce the excess cost over the assigned value of Pilliod's net assets acquired.

     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.


NOTE 12: LEASES AND CONTINGENCIES

     The Company leases manufacturing facilities, various warehouses, sales offices and showrooms, as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2026. Future minimum lease payments under noncancelable operating leases as of January 3, 1998 are as follows:



                                 In thousands
  Fiscal year:
  1998 ......................      $10,304
  1999 ......................       10,056
  2000 ......................        7,626
  2001 ......................        4,173
  2002 ......................        2,982
  Thereafter ................        8,356
                                   -------
                                   $43,497
                                   =======

     In 1995 and 1996, the Company entered into sale leaseback agreements for certain manufacturing equipment located at several of its manufacturing facilities. These transactions have been recorded as asset sales. The cash proceeds from the sales of approximately $6,691,000 and $3,538,000, respectively, were used to repay long-term debt. The gains from the sales of approximately $323,000 and $150,000, respectively, have been recorded in the accompanying consolidated balance sheets as deferred income and are being amortized into operations over the term of the leases. Under the agreements, the Company will lease the equipment over 69 months. The Company has the option to purchase the equipment at the end of the lease terms.

     In 1996, the Company repurchased $4,648,000 of leased equipment utilizing long-term debt in connection with the divestiture of Fournier Furniture and reversed $325,000 of the previously mentioned deferred income from the accompanying consolidated balance sheets.

     In 1997, the Company sold its Monroe, NC upholstery manufacturing facility to a private partnership for $5,300,000 and entered into a seven-year agreement to lease the facility back, with options existing to renew the lease at the end of its term for up to eight additional years. The net proceeds from the sale of approximately $5,100,000 were utilized to reduce the Company's long-term debt. A deferred gain of $580,000 is being amortized into operations over the term of the lease.

                             LADD FURNITURE, INC.

NOTE 12: LEASES AND CONTINGENCIES -- Continued

     Rental expense for cancelable and noncancelable operating leases charged to operations was as folows:



                           In thousands
  Fiscal year:
  1995 ................      $14,870
  1996 ................       12,203
  1997 ................       12,183

     Rental expense includes contingent rentals based upon usage of transportation equipment under cancelable and noncancelable operating leases which totalled approximately $618,000 in 1995, $719,000 in 1996, and $702,000
in 1997.

     At January 3, 1998, the Company was contingently liable for approximately $1,262,000 of receivables transferred with recourse under financing arrangements with two financial institutions. The Company maintains a $440,000 letter of credit agreement to fund any liabilities which might arise under these arrangements.


NOTE 13: RESTRUCTURING AND DIVESTITURES

     In 1995, the Company recorded restructuring charges of $25,120,000 which consisted of: (a) $17,379,000 to write-down businesses sold or held for sale to the estimated fair value, net of disposition expenses; (b) $1,428,000 to write-down selected machinery to estimated fair value because of changes in manufacturing processes; (c) $6,313,000 for costs associated with closing four retail stores and to provide for severance expense and other costs. The restructuring charge resulted from the Company's decision to divest four operating companies, close four Company-owned retail stores and reorganize the remaining companies to improve operating performance.

     In 1996, the Company recorded restructuring charges of $3,431,000 which consisted of: (a) $1,900,000 charge due to a shortfall in anticipated proceeds on the sale of a business; (b) $2,430,000 due to the necessity to liquidate versus sell one of the remaining businesses; (c) $815,000 for severance related to continued restructuring of the Company; and (d) $1,714,000 aggregate credits as a result of proceeds from the liquidation of idle assets held for sale exceeding earlier estimates. The costs charged against aggregate restructuring reserves of $7,128,000 at December 30, 1995 totaled $5,494,000 in 1996 and $1,397,000 in 1997.

     The following unaudited pro forma information shows consolidated operating results for the periods presented as though the Company had divested the four operating companies and closed the four company-owned retail stores as of January 1, 1995, excluding the restructuring expense recorded during 1995 and 1996:




                                                             1995       1996     1997
                                                         ----------- --------- --------
                                                            In thousands (unaudited)
       Net sales .......................................  $483,449    481,911  525,500
       Earnings (loss) before interest and income taxes     (3,973)    14,476   21,423
                                                          ========    =======  =======

NOTE 14: ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     During fiscal year 1995 through March 28, 1996, the Company participated in a revolving accounts receivable facility which provided for the sale of a defined pool of trade accounts receivable through a wholly-owned subsidiary to a third-party purchaser. The Company and the third-party purchaser terminated the facility on March 28, 1996 in anticipation of the Company's refinancing of its then existing bank credit facility. The total cost of the program, which aggregated $2,585,000 and $454,000 in 1995 and 1996, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The purchaser's average investment for 1995 and 1996, through termination of the facility, was approximately $35,011,000 and $27,675,000, respectively.

                     LADD FURNITURE, INC. AND SUBSIDIARIES


                            SELECTED QUARTERLY DATA


         Dollar and share data in thousands, except per share amounts
                                  (Unaudited)



                                                              Fiscal 1996
                                           -------------------------------------------------
                                                1st          2nd         3rd         4th
                                              Quarter      Quarter     Quarter     Quarter
                                           ------------- ----------- ----------- -----------
Operating Statement Data
 Net sales ...............................   $135,260      123,483     120,447     118,267
 Cost of sales ...........................    116,038      100,220      99,369      95,955
                                             --------      -------     -------     -------
  Gross profit ...........................     19,222       23,263      21,078      22,312
 Selling, general and administrative
  expenses ...............................     21,788       19,110      16,852      16,613
 Restructuring expense ...................      5,149         (279)       (892)       (547)
                                             --------      -------     -------     -------
  Operating income (loss) ................     (7,715)       4,432       5,118       6,246
                                             --------      -------     -------     -------
 Other (income) deductions:
  Interest expense .......................      2,660        3,058       3,182       3,169
  Other, net .............................      1,284          317      (1,343)        141
                                             --------      -------     -------     -------
 Earnings (loss) before income taxes .....    (11,659)       1,057       3,279       2,936
 Income tax expense (benefit) ............     (4,664)        (108)      1,477       1,343
                                             --------      -------     -------     -------
  Net earnings (loss) ....................   $ (6,995)       1,165       1,802       1,593
                                             ========      =======     =======     =======
 Depreciation ............................   $  2,837        2,609       2,691       2,750
 Amortization ............................      1,607          751       1,005       1,081
                                             ========      =======     =======     =======

 Weighted average shares outstanding .....      7,725        7,723       7,721       7,720
                                             ========      =======     =======     =======
Per Share Data
 Net sales ...............................   $  17.51         15.99       15.60       15.32
 Net earnings (loss) -- basic ............     ( 0.91)         0.15        0.23        0.21
 Net earnings (loss) -- diluted ..........     ( 0.91)         0.15        0.23        0.20
 Cash dividends ..........................         --           --          --          --
 Quarter-end book value ..................      15.43         15.59       15.84       16.05
                                             ========      ========    ========    ========
Balance Sheet Data
 Net working capital .....................   $123,899      117,479     111,136      98,740
 Net property, plant and equipment .......     82,652       82,633      78,543      74,729
 Total assets ............................    352,618      347,850     333,040     315,031
 Total debt ..............................    157,250      153,148     143,370     130,952
 Shareholders' equity ....................    119,215      120,426     122,275     123,900
                                             ========      ========    ========    ========
Ratios
 Gross profit margin .....................      14.2  %       18.8        17.5        18.9
 Operating profit (loss) margin ..........      ( 5.7)         3.6         4.2         5.3
 Return (loss) on sales ..................      ( 5.2)         0.9         1.5         1.3
 Effective income tax rate ...............      40.0          10.2        45.0        45.7
 Total debt ratio ........................      56.9          56.0        54.0        51.4
                                             ========      ========    ========    ========
Stock Data
 High ....................................   $  14.25         12.00       13.75       15.75
 Low .....................................      10.88          9.50        9.75       11.50
 Close ...................................      10.88         10.00       13.50       14.63
 Trading volume (shares) .................      2,081        3,012       1,288       1,619
                                             ========      ========    ========    ========



                                                             Fiscal 1997
                                           -----------------------------------------------
                                               1st         2nd         3rd         4th
                                             Quarter     Quarter     Quarter     Quarter
                                           ----------- ----------- ----------- -----------
Operating Statement Data
 Net sales ...............................   123,368     125,572     129,935     146,625
 Cost of sales ...........................   101,437     101,393     106,791     119,429
                                             -------     -------     -------     -------
  Gross profit ...........................    21,931      24,179      23,144      27,196
 Selling, general and administrative
  expenses ...............................    17,552      18,561      17,794      20,328
 Restructuring expense ...................        --          --          --          --
                                             -------     -------     -------     -------
  Operating income (loss) ................     4,379       5,618       5,350       6,868
                                             -------     -------     -------     -------
 Other (income) deductions:
  Interest expense .......................     3,005       2,719       2,701       2,817
  Other, net .............................       521         194        (199)        276
                                             -------     -------     -------     -------
 Earnings (loss) before income taxes .....       853       2,705       2,848       3,775
 Income tax expense (benefit) ............       333       1,055       1,110       1,371
                                             -------     -------     -------     -------
  Net earnings (loss) ....................       520       1,650       1,738       2,404
                                             =======     =======     =======     =======
 Depreciation ............................     2,568       2,520       2,492       2,539
 Amortization ............................     1,066       1,041       1,008         994
                                             =======     =======     =======     =======

 Weighted average shares outstanding .....     7,720       7,737       7,758       7,760
                                             =======     =======     =======     =======
Per Share Data
 Net sales ...............................      15.98       16.23       16.75       18.89
 Net earnings (loss) -- basic ............       0.07        0.21        0.22        0.31
 Net earnings (loss) -- diluted ..........       0.07        0.21        0.22        0.31
 Cash dividends ..........................        --          --          --          --
 Quarter-end book value ..................      16.12       16.34       16.56       16.87
                                             ========    ========    ========    ========
Balance Sheet Data
 Net working capital .....................   103,680     112,364     118,018     116,330
 Net property, plant and equipment .......    68,580      67,648      66,708      67,530
 Total assets ............................   318,159     323,150     330,770     329,190
 Total debt ..............................   129,370     127,864     128,530     125,393
 Shareholders' equity ....................   124,478     126,422     128,476     130,925
                                             ========    ========    ========    ========
Ratios
 Gross profit margin .....................      17.8        19.3        17.8        18.5
 Operating profit (loss) margin ..........       3.5         4.5         4.1         4.7
 Return (loss) on sales ..................       0.4         1.3         1.3         1.6
 Effective income tax rate ...............      39.0        39.0        39.0        36.3
 Total debt ratio ........................      51.0        50.3        50.0        48.9
                                             ========    ========    ========    ========
Stock Data
 High ....................................      16.13       15.25       19.38       18.25
 Low .....................................      14.38       12.25       13.63       14.50
 Close ...................................      14.50       13.75       17.63       15.00
 Trading volume (shares) .................     1,413         965       5,217       1,090
                                             ========    ========    ========    ========

NOTES: Stock price and volume data for calendar quarters. N/M = Not Meaningful.
       First Quarter 1996 reflects the sale of Fournier Furniture -- effective February 26, 1996; and the Third and Fourth Quarters of 1996 reflect the liquidation of Daystrom Furniture beginning June 28, 1996. The results have been restated to reflect the change in 1997 in inventory accounting from the LIFO method to the FIFO method for one of the Company's business units. 1997 fourth quarter contained 14 weeks; all other quarters contained 13 weeks. The results have been revised to reflect the adoption of SFAS No. 128.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1995, 1996, and 1997.


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


Item 10. Directors and Executive Officers of the Registrant

     See reference to definitive proxy statement under Part III. See pages 4-6 and 15-16 in the Company's definitive proxy statement.


Item 11. Executive Compensation

     See reference to definitive proxy statement under Part III. See pages 7-14 in the Company's definitive proxy statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     See reference to definitive proxy statement under Part III. See pages 2-4 in the Company's definitive proxy statement.


Item 13. Certain Relationships and Related Transactions

     See reference to definitive proxy statement under Part III. See page 14 in the Company's definitive proxy statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K



                                                                                                              Page(s) in this
                                                                                                                 Form 10-K
                                                                                                             ----------------
 (a)      The following documents are filed as part of this report:
          (1)  Financial Statements
          Consolidated Statements of Operations for the years ended, December 30, 1995, December 28,
          1996, and January 3, 1998 ..                                                                              16
             Consolidated Balance Sheets as of December 28, 1996 and January 3, 1998 ..                             17
             Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 28,
          1996, and January 3, 1998 ..                                                                              18
             Consolidated Statements of Shareholders' Equity for the years ended December 30, 1995,
          December 28, 1996, and January 3, 1998 ..                                                                 19
             Notes to Consolidated Financial Statements ..                                                        20-30
             Independent Auditors' Report ..                                                                        15
          (2)  Index to Financial Statement Schedule:
            Independent Auditors' Report ..                                                                        F-1
             II -- Valuation and Qualifying Accounts and Reserves ..                                               F-2
             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
          (3)  List of Executive Compensation Plans
            LADD Furniture, Inc. 1994 Incentive Stock Option Plan
            Employee Restricted Stock Purchase Agreements for the named executive officers of the registrant as required by Item 402(a)(2) of Regulation S-K
            Executive Employment Agreements with each of Fred L. Schuermann, Jr., William S.
          Creekmuir, Kenneth E. Church, Donald L. Mitchell, and Michael P. Haley
            LADD Furniture, Inc. Supplemental Retirement Income Plan
            LADD Furniture, Inc. Long-Term Incentive Plan (1995)
            LADD Furniture, Inc. Long-Term Incentive Plan (1996)
            LADD Furniture, Inc. Long-Term Incentive Plan (1997)
            LADD Furniture, Inc. Long-Term Incentive Plan (1998)
            LADD Furniture, Inc. 1998 Management Incentive Plan
(b) Reports on Form 8-K filed in the last quarter of fiscal 1997:
            Current Report on Form 8-K dated October 16, 1997, filed with the Commission on
          October 22, 1997 reporting the Company's results of operations for the third fiscal quarter of
          1997.
(c)  Exhibits
            3.1  Articles of Incorporation and Amendments.
            (Previously filed as Exhibit 10 to Item 14 of the Company's Annual Report on Form 10-K for
          the year ended December 29, 1990, filed with the Commission on March 28, 1991 and as
          Exhibit 10.1 to Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended
          July 1, 1995, filed with the Commission on August 15, 1995)
            3.2  Bylaws (as amended March 5, 1996)
            (Previously filed as Exhibit 3.1 to Item 14 of the Company's Annual Report on Form 10-K for
          the year ended December 30, 1995, filed with the Commission on March 28, 1996)

  Enclosed as Exhibit 10.1 to this Annual Report on Form 10-K for the year ended January 3,
1998
  10.1  ADD Furniture, Inc. 1994 Incentive Stock Option Plan
  Employee Restricted Stock Purchase Agreement between the Company and Fred L.
Schuermann, Jr. dated February 24, 1994
  Employee Restricted Stock Purchase Agreement between the Company and William S.
Creekmuir dated February 24, 1994
  (Previously filed as Exhibits 10.3 and 10.4 to the Company's Annual Report on Form 10-K for
the year ended January 1, 1994, filed with the Commission on March 31, 1994)
  Employee Restricted Stock Purchase Agreement between the Company and Fred L.
Schuermann, Jr. dated March 2, 1995
  Employee Restricted Stock Purchase Agreement between the Company and William S.
Creekmuir dated March 2, 1995
  (Previously filed as Exhibits 10.2 and 10.3 to the Company's Annual Report on Form 10-K for
the year ended December 31, 1994, filed with the Commission on March 30, 1995)
  Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated February 25, 1993
  Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated February 24, 1994
  Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated March 2, 1995
  Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated June 23, 1994
  Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated March 2, 1995
  (Previously filed as Exhibits 10.2 - 10.6 to Item 14 of the Company's Annual Report on Form
10-K for the year ended December 30, 1995, filed with the Commission on March 28, 1996)
  Executive Employment Agreement between the Company and Fred L. Schuermann, Jr. dated
October 28, 1994
  (Previously filed as Exhibit 10.2 to Item 6 of the Company's Quarterly Report on Form 10-Q
for the quarter ended October 1, 1994, filed with the Commission on November 15, 1994)
  Executive Employment Agreement between the Company and William S. Creekmuir dated
December 1, 1995
  Executive Employment Agreement between the Company and Kenneth E. Church dated
May 22, 1995
  Executive Employment Agreement between the Company and Donald L. Mitchell dated
January 1, 1996
  Executive Employment Agreement between the Company and Michael P. Haley dated
March 5, 1996
  (Previously filed as Exhibits 10.7 - 10.10 to Item 14 of the Company's Annual Report on
Form 10-K for the year ended December 30, 1995, filed with the Commission on March 28,
1996)
  Asset Purchase Agreement, dated as of June 1, 1989, among the Company, Maytag
Corporation, The BJC Company and The Gunlocke Company
  (Previously filed as Exhibit 10(a) to the Company's Current Report on Form 8-K, dated as of
June 1, 1989, filed with the Commission on June 2, 1989)
  First Amendment and Waiver to Asset Purchase Agreement, dated as of July 7, 1989, by and among the Company, Pennsylvania House, Inc., The McGuire Furniture Company, The
Kittinger Company, Charter Furniture, Inc., Brown Jordan Company and The Gunlocke
Company, a North Carolina corporation, and Maytag Corporation, The Gunlocke Company, a
Delaware corporation, and The BJC Company

  (Previously filed as Exhibit 10 to the Company's Current Report on Form 8-K, filed with the
Commission on July 21, 1989, as amended by Form 8 filed with the Commission on
September 18, 1989)
  LADD Furniture, Inc. Supplemental Retirement Income Plan, as amended and restated
effective January 1, 1994, and as further amended effective January 1, 1997
  (Previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Commission on April 1, 1997)
  LADD Furniture, Inc. Long-Term Incentive Plan (1995)
   LADD Furniture, Inc. Long-Term Incentive Plan (1996)
  (Previously filed as Exhibits 10.12 - 10.13 to the Company's Annual Report on Form 10-K for
the year ended December 30, 1995, filed with Commission on March 28, 1996)
  LADD Furniture, Inc. Long-Term Incentive Plan (1997)
  (Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Commission April 1, 1997)
  Enclosed as Exhibit 10.2 to this Annual Report on Form 10-K for the year ended January 3,
1998
  10.2  LADD Furniture, Inc. Long-Term Incentive Plan (1998)
  Loan and Security Agreement dated as of July 12, 1996, between the Company, NationsBank,
N.A. (South) as Agent, and each of the bank's signatory to the Loan and Security Agreement
  (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, dated July 18,
1996, filed with the Commission on July 24, 1996)
  Amendment No. 1 (dated as of August 15, 1996) to Loan and Security Agreement dated as of
July 12, 1996 among the Company, NationsBank, N.A. (South) as Agent and each of the bank's signatory thereto
  Amendment No. 2 (dated as of October 10, 1996) to Loan and Security Agreement dated as of
July 12, 1996 among the Company, NationsBank, N.A. (South) as Agent, and each of the bank's signatory thereto
  Equipment Leasing Agreement dated as of September 19, 1996 between BTM Financial &
Leasing Corporation
  B-4 and the Company
  (Previously filed as Exhibits 10.1 - 10.3 to the Company's Quarterly Report on Form 10-Q for
the quarter ended September 28, 1996, filed with the Commission on November 12, 1996)
  Amendment No. 3 (dated December 23, 1996) to Loan and Security Agreement dated as of
July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the bank's signatory thereto
  (Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Commission on April 1, 1997)
  Amendment No. 4 (dated as of July 24, 1997) to Loan and Security Agreement dated as of
July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the
Bank's signatory thereto
  Factoring Agreement dated August 1, 1997 between the Company and NationsBanc
Commercial Corporation
  Amendment No. 5 (dated as of October 1, 1997) to Loan and Security Agreement dated as of
July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the
Bank's signatory thereto
   (Previously filed as Exhibits 10.1 - 10.3 to the Company's Quarterly Report on Form 10-Q for
the quarter ended September 27, 1997, filed with the Commission on November 12, 1997)
  Equipment Leasing Agreement dated as of December 15, 1994 between BOT Financial
Corporation and the Company
  Equipment Leasing Agreement dated as of December 15, 1994 between UnionBanc Leasing
Corporation and the Company

  (Previously filed as Exhibits 10.1 and 10.2 to Item 7 of the Company's Current Report on
Form 8-K, dated December 28, 1994, filed with the Commission on January 15, 1995)
  Amendment No. 1 dated as of June 7, 1995 to the Equipment Leasing Agreement dated as of
December 15, 1994 between Unionbanc Leasing Corporation and the Company
  Amendment No. 1 dated as of June 7, 1995 to the Equipment Leasing Agreement dated as of
December 15, 1994 between BOT Financial Corporation and the Company
  Amendment No. 1 dated as of June 15, 1995 amending Lease Supplement No. One to the
Equipment Leasing Agreement dated as of December 15, 1994 between BOT Financial
Corporation and the Company
  (Previously filed as Exhibits 10.2 - 10.4 to Item 6 of the Company's Quarterly Report on
Form 10-Q for the quarter ended July 1, 1995, filed with the Commission on August 15, 1995)
  Enclosed as Exhibit 10.3 to this Annual Report on Form 10-K for the year ended January 3,
1998
  10.3  Master Lease Agreement dated as of October 17, 1997 between the Company and
Corestates Leasing, Inc.
  Stock Purchase Agreement dated January 5, 1996 among LADD Furniture, Inc., Fournier
Furniture, Inc. and Fournier Acquisition Co.
  (Previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 30, 1995, filed with the Commission on March 28, 1996)
  First Amendment to Stock Purchase Agreement dated February 26, 1996 among LADD
Furniture, Inc., Fournier Furniture, Inc., Fournier Acquisition Co., and Furniture Acquisition
Co.
  (Previously filed as Exhibit 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
February 26, 1996, filed with the Commission on March 12, 1996)
  Stock Purchase Agreement dated November 7, 1995 between LADD Furniture, Inc. and BJCL,
Inc.
  First Amendment to Stock Purchase Agreement dated December 29, 1995 among LADD
Furniture, Inc., BJCL, Inc. and BJ Acquisition Corp.
  Agreement of Sale between BJIP, Inc. and Cherry Grove, Inc. dated December 29, 1995
  Asset Purchase Agreement dated November 6, 1995 between LADD Furniture, Inc. and Lea
Lumber & Plywood, L.L.C.
  First Amendment to Asset Purchase Agreement dated December 29, 1995 between LADD
Furniture, Inc. and Lea Lumber & Plywood, L.L.C.
  (Previously filed as Exhibits 2.1 - 2.5 to the Company's Current Report on Form 8-K dated
December 29, 1995 filed with the Commission on January 16, 1996)
  Enclosed as Exhibit 10.4 to this Annual Report on Form 10-K for the year ended January 3,
1998
  10.4  1998 Management Incentive Plan
  22.  Subsidiaries of Registrant
  American Drew, Inc., a North Carolina corporation
  American Furniture Company, Incorporated, a Virginia corporation
  Barclay Furniture Co., a Mississippi corporation
  Clayton-Marcus Company, Inc., a North Carolina corporation
  Kenbridge Furniture, Inc., a North Carolina corporation
  LFI Capital Management, Inc., a Delaware corporation
  LADD Contract Sales Corporation, a North Carolina corporation
  LADD International Sales Corporation, a Barbados corporation
  LADD Transportation, Inc., a North Carolina corporation

  Lea Industries, Inc., a Tennessee corporation
  Lea Industries of Virginia, Inc., a Virginia corporation
  Pennsylvania House, Inc., a North Carolina corporation
  Pilliod Furniture, Inc., a North Carolina corporation
  Enclosed as Exhibit 24.1 to this Annual Report on Form 10-K for the year ended January 3,
1998
  24.1   Consent of KPMG Peat Marwick LLP
  Enclosed as Exhibit 27.1 to this Annual Report on Form 10-K for the year ended January 3,
1998
  27.1   Financial Data Schedule (EDGAR version only)

                                  SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LADD FURNITURE, INC.
                                        ---------------------
                                        (Registrant)




                                   By:  /s/ WILLIAM S. CREEKMUIR         3/31/98
                                       -----------------------------------------
                                         Executive Vice President, Chief  (Date)
                                         Financial Officer, Secretary, and
                                         Treasurer (Principal Financial
                                         Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ DON A. HUNZIKER               3/31/98  /S/ RICHARD R. ALLEN                3/31/98
-----------------------------------------  -------------------------------------------
Don A. Hunziker                    (Date)  Richard R. Allen                     (Date)
Director                                   Chairman of the Board and Director
/S/ O. WILLIAM FENN, JR.          3/31/98  /S/ DARYL B. ADAMS                  3/31/98
-----------------------------------------  -------------------------------------------
O. William Fenn, Jr.               (Date)  Daryl B. Adams                       (Date)
Director                                   Vice President, Corporate Controller,
                                           Assistant Secretary, and Assistant
                                           Treasurer (Principal Accounting Officer)
/S/ THOMAS F. KELLER              3/31/98  /S/ JAMES H. CORRIGAN, JR.          3/31/98
-----------------------------------------  -------------------------------------------
Thomas F. Keller                   (Date)  James H. Corrigan, Jr.               (Date)
Director                                   Director
/S/ CHARLES R. EITEL              3/31/98  /S/ L. GLENN ORR, JR.               3/31/98
-----------------------------------------  -------------------------------------------
Charles R. Eitel                   (Date)  L. Glenn Orr, Jr.                    (Date)
Director                                   Director
/S/ FRED L. SCHUERMANN, JR.       3/31/98  /S/ WILLIAM S. CREEKMUIR            3/31/98
-----------------------------------------  -------------------------------------------
Fred L. Schuermann, Jr.            (Date)  William S. Creekmuir                 (Date)
President, Chief Executive Officer and     Executive Vice President, Chief
Director                                   Financial Officer, Secretary, and Treasurer
                                           (Principal Financial Officer)
/S/ ZENON S. NIE                  3/31/98
-----------------------------------------
Zenon S. Nie                       (Date)
Director