Form 10-Q
period 1998-04-04
LADD FURNITURE INC
filed 1998-05-18
CIK 721669

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended April 4, 1998


                           Commission File No. 0-11577



                              LADD Furniture, Inc.
             (Exact name of registrant as specified in its charter)

          North Carolina                           56-1311320
 (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

        Post Office Box 26777
     Greensboro, North Carolina                    27417-6777
(Address of principal executive offices)           (Zip Code)

                                 (336) 294-5233
              (Registrants' telephone number, including area code)

       One Plaza Center, Box HP-3, High Point, North Carolina 27261 - 1500
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


As of May 12, 1998 there were 7,827,205 shares of Common Stock ($.30 par value) of the registrant outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

          For the thirteen weeks ended March 29, 1997 and April 4, 1998

                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                         13 Weeks Ended
                                                 ---------------------------

                                                  March 29,        April 4,
                                                     1997            1998
                                                 -----------      ---------
Net sales                                         $  123,368         147,409

Cost of sales                                        101,437         120,733
                                                  ----------      ----------

    Gross profit                                      21,931          26,676

Selling, general and administrative expenses          17,552          20,350
                                                  ----------      ----------

    Operating income                                   4,379           6,326
                                                  ----------      ----------

Other deductions:
  Interest expense                                     3,005           2,584
  Other, net                                             521            (126)
                                                  ----------      ----------
                                                       3,526           2,458
                                                  ----------      ----------

    Earnings before income taxes                         853           3,868

Income tax expense                                       333           1,508
                                                  ----------      ----------

    Net earnings                                  $      520           2,360
                                                  ==========      ==========

Net earnings per common share - basic             $     0.07            0.30
                                                  ==========      ==========

Net earnings per common share - diluted           $     0.07            0.30
                                                  ==========      ==========


Weighted average number of
  common shares outstanding                        7,719,567       7,759,955
                                                  ==========      ==========

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                              January 3, 1998 and
                            April 4, 1998 (Amounts in
                             thousands, except share
                                      data)


                   ASSETS
                                                                      April 4,
                                                        January 3,      1998
                                                          1998 *     (Unaudited)
                                                      ------------   ----------
Current assets:
   Cash                                                 $     75           114
   Trade accounts receivable, less allowances for
     doubtful receivables, discounts, returns and
     allowances of $2,735 and $2,538, respectively        83,297        91,709
   Inventories                                            93,189        95,101
   Prepaid expenses and other current assets               8,016         8,646

                                                        --------      --------
          Total current assets                           184,577       195,570
                                                        --------      --------

Property, plant and equipment, net                        67,530        66,255
Intangible and other assets, net                          77,083        76,333
                                                        --------      --------


                                                        $329,190       338,158
                                                        ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt               $  6,807        11,476
   Trade accounts payable                                 29,488        37,217
   Accrued expenses and other current liabilities         31,952        33,925

                                                        --------      --------
          Total current liabilities                       68,247        82,618
                                                        --------      --------

Long-term debt, excluding current installments           118,586       109,390
Deferred and other liabilities                            11,432        12,826
                                                        --------      --------

          Total liabilities                              198,265       204,834
                                                        --------      --------

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                       --            --
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,759,683 shares
     and 7,760,433 shares, respectively                    2,328         2,328
   Additional paid-in capital                             50,102        50,141
   Retained earnings                                      78,495        80,855
                                                        --------      --------
                                                         130,925       133,324
                                                        --------      --------

                                                        $329,190       338,158
                                                        ========      ========


*  Derived from the Company's 1997 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

          For the thirteen weeks ended March 29, 1997 and April 4, 1998

                             (Amounts in thousands)

                                   (Unaudited)


                                                                  13 Weeks Ended
                                                            ---------------------------

                                                             March 29,        April 4,
                                                               1997             1998
                                                           ------------      ----------
Cash flows from operating activities:
   Net earnings                                                $   520         2,360
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
      Depreciation of property, plant and equipment              2,568         2,544
      Amortization                                               1,066         1,008
      Provision for losses on trade accounts receivable            (35)          259
      Gain on sales of assets                                      (40)          (45)
      Provision for deferred income taxes                          203         1,057
      Forgiveness of debt                                         --            (217)
      Increase in deferred and other liabilities                     7            85
      Change in assets and liabilities:
        Increase in trade accounts receivable                   (6,021)       (8,671)
        Increase in inventories                                 (3,341)       (1,912)
        Increase in prepaid expenses and other
          current assets                                        (1,063)         (630)
        Increase in trade accounts payable                         762         7,729
        Increase in accrued expenses and other
          current liabilities                                    2,606         2,269
                                                               -------       -------

      Total adjustments                                         (3,288)        3,476
                                                               -------       -------

      Net cash provided by (used in) operating activities       (2,768)        5,836
                                                               -------       -------

Cash flows from investing activities:
   Additions to property, plant and equipment                     (989)       (1,269)
   Proceeds from sales of property, plant and equipment             12             1
   Additions to intangible and other assets                       (143)         (227)
                                                               -------       -------

      Net cash used in investing activities                     (1,120)       (1,495)
                                                               -------       -------

Cash flows from financing activities:
   Proceeds from borrowings                                      8,242          --
   Principal payments on borrowings                             (9,825)       (4,310)
   Other                                                         5,153             8
                                                               -------       -------

      Net cash provided by (used in) financing activities        3,570        (4,302)
                                                               -------       -------

      Net increase (decrease) in cash                             (318)           39

Cash at beginning of period                                        469            75
                                                               -------       -------

Cash at end of period                                          $   151           114
                                                               =======       =======



Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                     $ 3,062         2,554
  Cash paid during the period for income taxes                      11            40
                                                               =======       =======

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)




                                      Number                         Additional                         Total
                                    of shares          Common         paid-in         Retained       shareholders'
                                     issued            stock          capital         earnings           equity
                                  ------------       ----------      -----------      ----------      -----------


BALANCE AT DECEMBER 28, 1996         7,719,567      $     2,316           49,401          72,183         123,900

   Purchase of restricted
     stock                              (3,273)              (1)            --              --                (1)

   Shares issued in connection
     with incentive stock
     option plan                         4,500                2               51            --                53

   Shares issued in connection
     with employee defined
     contribution plan                  38,889               11              536            --               547

   Amortization of employee
     restricted stock awards              --               --                114            --               114

   Net earnings                           --               --               --             6,312           6,312
                                    ----------       ----------       ----------      ----------      ----------

BALANCE AT JANUARY 3, 1998           7,759,683            2,328           50,102          78,495         130,925

   Shares issued in connection
     with incentive stock
     option plan                           750             --                  8            --                 8

   Amortization of employee
     restricted stock awards              --               --                 31            --                31

   Net earnings                           --               --               --             2,360           2,360
                                    ----------       ----------       ----------      ----------      ----------

BALANCE AT APRIL 4, 1998
   (UNAUDITED)                      7,760,433       $    2,328            50,141          80,855         133,324
                                    ==========       ==========       ==========      ==========      ==========



Notes:


(1)   Quarterly Financial Data

         The quarterly consolidated financial data are unaudited but include, in the opinion of management, all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature.

(2)   Inventories

         A summary of inventories follows (in thousands):

                                                   January 3,       April 4,
                                                      1998            1998
                                                   -----------    -------------
Inventories on the FIFO cost method:

     Finished goods                                 $  49,329          50,654
     Work in process                                   15,697          14,464
     Raw materials and supplies                        38,170          41,019
                                                    ---------       ---------

     Total inventories on the FIFO cost method        103,196         106,137

Less adjustments of certain inventories to the
  LIFO cost method                                    (10,007)        (11,036)
                                                    ---------       ---------

                                                    $  93,189          95,101
                                                    =========       =========

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations


        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:

                                                  13 Weeks Ended
                                               ---------------------
                                               Mar. 29,      Apr. 4,
                                                 1997         1998
                                               --------      -------

Net sales                                       100.0%        100.0%
Cost of sales                                    82.2          81.9
                                                -----         -----
  Gross profit                                   17.8          18.1
Selling, general and administrative expenses     14.2          13.8
                                                -----         -----
  Operating Income                                3.6           4.3
Other deductions
  Interest expense                                2.5           1.8
  Other, net                                      0.4          (0.1)
                                                -----         -----
                                                  2.9           1.7
                                                -----         -----
  Earnings before income taxes                    0.7           2.6
Income tax expense                                0.3           1.0
                                                -----         -----
  Net earnings                                    0.4%          1.6%
                                                =====         =====

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "should", or "anticipates". The Company cautions readers that these forward-looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs and interest costs, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. This is due to several important factors herein identified, including without limitation, anticipated growth in sales; success of product introductions; increased cash flow from operations; anticipated selling, general and administrative expenses, projected capital spending, decreased interest expense, and other risks and factors identified from time to time in the Company's reports filed with the Securities Exchange Commission.

        Total net sales for the first quarter of 1998 increased 19.5%, to $147.4 million, as compared to $123.4 million in the first quarter of 1997. The following table compares net sales by operating group:

                            March 29,     April 4,                     Percent
                              1997          1998        Increase       Change
                           ----------    ----------    ----------    -----------

Residential Casegoods       $ 68,550        80,582        12,032      17.6 %
Residential Upholstery        31,573        34,123         2,550      8.1 %
Contract Sales                23,245        32,704         9,459      40.7 %
                            --------      --------      --------      ------

                            $123,368       147,409        24,041      19.5 %
                            ========      ========      ========      ======

        The increase in first quarter 1998 residential casegoods and upholstery net sales compared to the same period of 1997 was primarily due to an improvement in overall industry conditions at retail, as well as the Company's recent successful market introductions. In addition to the sales growth, the Company's first quarter 1998 residential furniture orders increased 25.0% over the 1997 comparable quarter, resulting in a 35.0% increase in the residential order backlog. The contract sales growth in 1998 relates to continued hotel expansion and refurbishment, and the Company anticipates that this trend will extend well into 1998. The Company believes that production capacity available at its various casegoods manufacturing facilities will be sufficient to accommodate this anticipated contract sales growth in 1998. However, because of the very strong growth rate in contract sales since the 1996 fourth quarter, the comparative year-over-year growth rate is expected to decelerate during the second half of 1998, as compared with that of recent quarters.

        Cost of sales increased by $19.3 million to $120.7 million in the first quarter of 1998 and represented 81.9% of net sales, down from 82.2% of net sales in the first quarter of 1997. This cost reduction increased the Company's first quarter's gross profit margin to 18.1% in 1998 from 17.8% in 1997. The 1998 first quarter gross margins were negatively impacted by higher raw material costs (primarily lumber), a $1.0 million increase in the Company's LIFO reserve, and price discounts offered to customers to liquidate discontinued products. The Company anticipates that gross margins will increase in subsequent quarters as a result of manufacturing and shipping the above-mentioned new product orders.

        Selling, general and administrative (SG&A) expenses were 13.8% of net sales for the first quarter of 1998 compared to 14.2% in the first quarter of 1997. The Company believes that the SG&A expense as a percent of net sales will continue at an annualized rate approximating 14.0% over the remainder of 1998.

        Other deductions represented 1.7% of net sales for the first quarter of 1998, compared to 2.9% of net sales for the comparable 1997 quarter. While the average outstanding borrowings during the respective quarters were comparable, the effective interest rate was approximately 1.0% lower during the 1998 first quarter, which decreased interest expense $421,000, or 14.0%. The decline in the effective interest rate was primarily due to reductions in the Company's interest rate margin on its bank debt resulting from improved operating performance. Based on the operating performance of the Company in the first quarter of 1998, the Company received an additional 0.25% reduction of its interest rate margin as of April 21, 1998 as provided in the Company's bank credit facility. "Other, net" decreased due to increased profits from the Company's transportation operations, and a $217,000 forgiveness of debt from a state Industrial Development Authority under the terms of the financing.

        For the first quarter of 1998, the Company's net earnings were $2.4 million, compared to $520,000 in the year-earlier period. The Company's estimated annual effective income tax rate for the first quarter of 1997 and 1998 was 39%. The Company anticipates that its combined effective Federal and state tax rate for 1998 will continue to approximate 39.0%.

Liquidity and Capital Resources

        The Company's current ratio at April 4, 1998 was 2.4 to 1 and at January 3, 1998 was 2.7 to 1. Net working capital totaled $113.0 million at April 4, 1998, compared to $116.4 million at January 3, 1998. As a result of the Company's sales growth and increased backlog, trade accounts receivable and inventories have increased over the 1997 fiscal year end amounts. In addition, the Company's trade accounts payable during first quarter 1998 increased significantly in line with the Company's sales growth. Further, approximately $4.9 million of long-term debt became currently payable and is included in current installments of long-term debt due to a provision for "excess cash flow recapture," included in the Company's bank credit facility, which was triggered based upon the Company's improved operating performance.

        During the first three months of 1998, the Company generated $5.8 million in cash from operating activities, compared to a use of $2.8 million in the 1997 period. The increase in cash provided by operations is attributable to higher net earnings and the above-mentioned decrease in working capital.


        During the first three months of 1998, capital spending totaled $1.3 million, compared to $1.0 million during the year-earlier period. The Company's capital expenditures for all of 1998 are expected to approximate $8.0 - $9.0 million.

        The total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 47.5% at April 4, 1998, compared to 48.9% at January 3, 1998. The decrease resulted from improved operating performance, reducing debt and increasing equity, and a reduction in working capital. At April 4, 1998, availability for future borrowings under the Company's revolving credit loan totaled $29.2 million. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations and planned capital expenditures.

                           PART II. OTHER INFORMATION


Item 5.     Other Information
                  None


Item 6.     Exhibits and Reports on Form 8-K

                  (a)Exhibits
                         None

                  (b)Reports on Form 8-K
                         On February 19, 1998, the Company filed with the Commission a Form 8-K dated February 10, 1998 which reported under Item 5 the Press Release dated February 10, 1998 reporting the Company's fourth quarter 1997 earnings and fiscal 1997 full year operating results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LADD Furniture, Inc.



Date:  May 18, 1998                         By:  s/William S. Creekmuir
                                                ----------------------
                                                William S. Creekmuir
                                                Executive Vice President
                                                and Chief Financial Officer