Form 10-Q
period 1998-07-04
LADD FURNITURE INC
filed 1998-08-06
CIK 721669

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                    1934 For the Quarter Ended July 4, 1998

                                 --------------

                          Commission File No. 0-11577

                                 --------------

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

                      Yes X                          No
                         ----                          ----

As of July 31, 1998 there were 7,830,330 shares of Common Stock ($.30 par value) of the registrant outstanding.

===============================================================================

                         PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

For the thirteen weeks and twenty-six weeks ended June 28, 1997 and July 4, 1998
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                            13 Weeks Ended             26 Weeks Ended
                                                       -----------------------    ------------------------

                                                         June 28,     July 4,       June 28,      July 4,
                                                           1997        1998           1997         1998
                                                       ----------   ----------    -----------  -----------
Net sales                                              $  125,572      135,505        248,940      282,914
Cost of sales                                             101,393      108,173        202,830      228,906
                                                       ----------   ----------    -----------  -----------
    Gross profit                                           24,179       27,332         46,110       54,008
Selling, general and administrative expenses               18,561       19,947         36,113       40,297
                                                       ----------   ----------    -----------  -----------
    Operating income                                        5,618        7,385          9,997       13,711
                                                       ----------   ----------    -----------  -----------

Other deductions:
  Interest expense                                          2,719        2,371          5,724        4,955
  Other expense, net                                          194          310            715          184
                                                       ----------   ----------    -----------  -----------
                                                            2,913        2,681          6,439        5,139
                                                       ----------   ----------    -----------  -----------

    Earnings before income taxes                            2,705        4,704          3,558        8,572
Income tax expense                                          1,055        1,835          1,388        3,343
                                                       ----------   ----------    -----------  -----------
    Net earnings                                       $    1,650        2,869          2,170        5,229
                                                       ==========   ==========    ===========  ===========

Net earnings per common share - basic                  $     0.21         0.37           0.28         0.67
                                                       ==========   ==========    ===========  ===========

Net earnings per common share - diluted                $     0.21         0.35           0.28         0.65
                                                       ==========   ==========    ===========  ===========

Weighted average number of
  common shares outstanding - basic                         7,737        7,812          7,728        7,786
                                                       ==========   ==========    ===========  ===========

Weighted average number of
  common shares outstanding - diluted                       7,795        8,165          7,805        8,056
                                                       ==========   ==========    ===========  ===========

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        January 3, 1998 and July 4, 1998
                   (Amounts in thousands, except share data)


                                     ASSETS

                                                                                           July 4,
                                                                      January 3,            1998
                                                                         1998 *          (Unaudited)
                                                                    -------------      -------------
  Current assets:
   Cash                                                             $          75                 89
   Trade accounts receivable, less allowances for
    doubtful receivables, discounts, returns and
    allowances of $2,735 and $2,890, respectively                          83,297             85,253
   Inventories                                                             93,189            102,129
   Prepaid expenses and other current assets                                8,016              9,514
                                                                    -------------      -------------
       Total current assets                                               184,577            196,985
                                                                    -------------      -------------
  Property, plant and equipment, net                                       67,530             66,406
  Intangible and other assets, net                                         77,083             74,431
                                                                    -------------      -------------
                                                                    $     329,190            337,822
                                                                    =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
   Current installments of long-term debt                           $       6,807              6,590
   Trade accounts payable                                                  29,488             36,317
   Accrued expenses and other current liabilities                          31,952             35,252
                                                                    -------------      -------------
       Total current liabilities                                           68,247             78,159
                                                                    -------------      -------------
  Long-term debt, excluding current installments                          118,586            109,629
  Deferred and other liabilities                                           11,432             12,657
                                                                    -------------      -------------
       Total liabilities                                                  198,265            200,445
                                                                    -------------      -------------

Shareholders' equity:
 Preferred stock of $100 par value. Authorized
  500,000 shares; no shares issued                                             --                 --
 Common stock of $.30 par value. Authorized
  50,000,000 shares; issued 7,759,683 shares
  and 7,830,330 shares, respectively                                        2,328              2,349
 Additional paid-in capital                                                50,102             51,304
 Retained earnings                                                         78,495             83,724
                                                                    -------------    ---------------
                                                                          130,925            137,377
                                                                    -------------    ---------------
                                                                    $     329,190            337,822
                                                                    =============    ===============


*  Derived from the Company's 1997 audited Consolidated Financial Statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the twenty-six weeks ended June 28, 1997 and July 4, 1998
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                        26 Weeks Ended
                                                                                 ---------------------------
                                                                                   June 28,        July 4,
                                                                                     1997           1998
                                                                                 ------------    -----------
  Cash flows from operating activities:
   Net earnings                                                                  $      2,170          5,229
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                     5,088          5,072
      Amortization                                                                      2,107          1,939
      Provision for losses on trade accounts receivable                                   154            603
      Gain on sales of assets                                                             (95)           (98)
      Provision for deferred income taxes                                                 777            899
      Forgiveness of debt                                                                  --           (217)
      Increase in deferred and other liabilities                                           69            295
      Change in assets and liabilities:
       Increase in trade accounts receivable                                           (4,440)        (2,559)
       Increase in inventories                                                        (11,171)        (8,940)
       (Increase) decrease in prepaid expenses and other
         current assets                                                                 1,593         (1,498)
       Increase in trade accounts payable                                               2,449          6,829
       Increase in accrued expenses and other
         current liabilities                                                            1,800          3,680
                                                                                 ------------    -----------
      Total adjustments                                                                (1,669)         6,005
                                                                                 ------------    -----------
      Net cash provided by operating activities                                           501         11,234
                                                                                 ------------    -----------
  Cash flows from investing activities:
   Additions to property, plant and equipment                                          (2,577)        (3,977)
   Proceeds from sales of property, plant and equipment                                    16             39
   (Additions to) reductions in intangible and other assets                              (272)           763
                                                                                 ------------    -----------
      Net cash used in investing activities                                            (2,833)        (3,175)
                                                                                 ------------    -----------
  Cash flows from financing activities:
   Proceeds from borrowings                                                             8,501             37
   Principal payments on borrowings                                                   (11,589)        (8,994)
   Other                                                                                5,142            912
                                                                                 ------------    -----------
      Net cash provided by (used in) financing activities                               2,054         (8,045)
                                                                                 ------------    -----------
      Net increase (decrease) in cash                                                    (278)            14
  Cash at beginning of period                                                             469             75
                                                                                 ------------    -----------
  Cash at end of period                                                          $        191             89
                                                                                 ============    ===========
  Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                      $      5,888          4,920
   Cash paid (net of refunds received) during the period for income taxes              (2,945)         1,454
                                                                                 ============    ===========

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)


                                          Number                 Additional                    Total
                                        of shares     Common       paid-in     Retained    shareholders'
                                          issued       stock       capital     earnings       equity
                                       -----------   ---------   ----------   ----------   -------------

BALANCE AT DECEMBER 28, 1996            7,719,567    $  2,316        49,401       72,183        123,900

 Purchase of restricted
  stock                                    (3,273)         (1)            -            -             (1)

 Shares issued in connection
  with incentive stock
  option plan                               4,500           2            51            -             53

 Shares issued in connection
  with employee defined
  contribution plan                        38,889          11           536            -            547

 Amortization of employee
  restricted stock awards                       -           -           114            -            114

 Net earnings                                   -           -             -        6,312          6,312
                                       ----------    --------    ----------   ----------   ------------
BALANCE AT JANUARY 3, 1998              7,759,683       2,328        50,102       78,495        130,925

 Shares issued in connection
  with incentive stock
  option plan                              74,997          22           977            -            999

 Retirement of stock and purchase
  of restricted stock                      (4,350)         (1)          (86)           -            (87)

 Amortization of employee
  restricted stock awards                       -           -            50            -             50

 Non-qualified stock options                    -           -           261            -            261

 Net earnings                                   -           -             -        5,229          5,229
                                       ----------    --------    ----------   ----------   ------------
BALANCE AT JULY 4, 1998
 (UNAUDITED)                            7,830,330    $  2,349        51,304       83,724        137,377
                                       ==========    ========    ==========   ==========    ===========


Notes:

(1)   Quarterly Financial Statements

         The quarterly consolidated financial statements of LADD Furniture, Inc. (referred to as "LADD" or the "Company") are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's latest annual report on Form 10-K.

(2)   Inventories

         A summary of inventories follows (in thousands):


                                                                                January 3,                     July 4,
                                                                                   1998                         1998
                                                                            ---------------               ---------------
           Inventories on the FIFO cost method:

                Finished goods                                              $        49,329                        57,690
                Work in process                                                      15,697                        14,122
                Raw materials and supplies                                           38,170                        41,353
                                                                            ---------------                --------------

                Total inventories on the FIFO cost method                           103,196                       113,165

           Less adjustments of certain inventories to the
             LIFO cost method                                                       (10,007)                      (11,036)
                                                                            ---------------                --------------

                                                                            $        93,189                       102,129
                                                                            ===============                ==============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:



                                                             13 Weeks Ended                 26 Weeks Ended
                                                      --------------------------      -------------------------
                                                        June 28,        July 4,         June 28,        July 4,
                                                          1997           1998             1997           1998
                                                      ----------       ---------      ----------      ---------
Net sales                                                100.0 %         100.0 %         100.0 %         100.0 %

Cost of sales                                             80.7            79.8            81.5            80.9
                                                      --------         -------        --------        --------

  Gross profit                                            19.3            20.2            18.5            19.1

Selling, general and administrative expenses              14.8            14.7            14.5            14.3
                                                      --------         -------        --------        --------

  Operating income                                         4.5             5.5             4.0             4.8
                                                      --------         -------        --------        --------

Other deductions
  Interest expense                                         2.2             1.8             2.3             1.7
  Other expense, net                                       0.1             0.2             0.3             0.1
                                                      --------         -------        --------        --------

                                                           2.3             2.0             2.6             1.8
                                                      --------         -------        --------        --------

     Earnings before income taxes                          2.2             3.5             1.4             3.0

Income tax expense                                         0.9             1.4             0.5             1.2
                                                      --------         -------        --------        --------

     Net earnings                                          1.3 %           2.1 %           0.9 %           1.8 %
                                                      ========         =======        ========        ========


        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates." The Company cautions readers that these forward-looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs and interest costs, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. This is due to several important factors herein identified, including without limitation, anticipated growth in sales; success of product introductions; increased cash flow from operations; anticipated selling, general and administrative expenses; projected capital spending; decreased interest expense; and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

        Total net sales for the second quarter of 1998 increased 7.9%, to $135.5 million, as compared to $125.6 million in the second quarter of 1997. The following table compares net sales by operating group:


                                               June 28,             July 4,                          Percent
                                                 1997                1998             Increase        Change
                                           ------------          ----------          -----------     --------
       Residential Casegoods               $     67,622              73,678               6,056          9.0 %
       Residential Upholstery                    29,141              29,782                 641          2.2 %
       Contract Sales                            28,809              32,045               3,236         11.2 %
                                           ------------          ----------          ----------      -------

                                           $    125,572             135,505               9,933          7.9 %
                                           ============          ==========          ==========      =======


   Total net sales for the first six months of 1998 increased 13.6%, to $282.9 million, as compared to $248.9 million in the first six months of 1997. The following table compares net sales by operating group:


                                              June 28,            July 4,                           Percent
                                                1997                1998             Increase        Change
                                           ------------        ------------        -----------      ---------
       Residential Casegoods               $    136,172             154,260             18,088         13.3 %
       Residential Upholstery                    60,714              63,905              3,191          5.3 %
       Contract Sales                            52,054              64,749             12,695         24.4 %
                                           ------------        ------------        -----------      -------

                                           $    248,940             282,914             33,974         13.6 %
                                           ============        ============        ===========      =======


        The increases in residential casegoods and upholstery net sales for the second quarter and first six month's of 1998 compared to the same periods of 1997 were primarily due to an improvement in overall industry conditions at retail, as well as the Company's recent successful market introductions. The contract sales growth in both 1998 periods is due to continued hotel expansion and refurbishment which is a trend the Company anticipates will continue for the balance of 1998. The Company believes that production capacity available at its various casegoods manufacturing facilities will be sufficient to accommodate anticipated contract sales growth over the second half of 1998. However, because of the very strong growth rate in contract sales since the 1996 fourth quarter, the comparative year-over-year growth rate is expected to decelerate during the second half of 1998.

        Cost of sales as a percentage of net sales decreased to 79.8% for the second quarter of 1998 and 80.9% for the year-to-date, from 80.7% and 81.5%, respectively, in 1997. This decrease resulted in an increase in gross profit margins to 20.2% for the 1998 second quarter and 19.1% for the year-to-date, from 19.3% and 18.5%, respectively, in 1997. The 1998 first half gross margin was negatively impacted by higher raw material costs (primarily lumber), a $1.0 million increase in the Company's LIFO reserve, and price discounts offered to customers to liquidate discontinued products. The increase in the second quarter gross margin was a result of improved manufacturing efficiencies, along with the manufacturing and shipping of a number of recent product introductions which have higher margins.

        Selling, general and administrative (SG&A) expenses decreased to 14.7% of net sales for the second quarter of 1998 from 14.8% for the same period in 1997, while first half SG&A expenses decreased to 14.3% from 14.5% in 1997. The second quarter SG&A expenses of both years were greater than the first quarter expenses, due principally to costs incurred in conjunction with the Spring furniture market product introductions in both years. The Company believes that the SG&A expense as a percent of net sales will continue at an annualized rate approximating 14.0% over the remainder of 1998.

        Other deductions represented 2.0% of net sales for the second quarter and 1.8% for the first six months of 1998, compared to 2.3% and 2.6%, respectively, in 1997. Average outstanding borrowings were down approximately $2.0 million for both the second quarter and first half of 1998, and the effective interest rate was approximately 1.0% lower for both 1998 periods. As a result, interest expense declined by $348,000, or 12.8%, in the second quarter and by 769,000, or 13.4%, for the first half of 1998. The decline in the effective interest rate was primarily due to improved operating performance, which reduced the Company's interest rate margin on its bank debt by 0.25% as of April 21, 1998 and 0.25% as of July 21, 1998, as provided in the Company's bank credit facility. Also, the Company's loan agreement was amended to reduce its interest rate margin an additional 0.25% effective May 15, 1998 due to continued improvement in the Company's operating performance. "Other expense, net" decreased for the first half of 1998 as compared to 1997 due to increased profits from the Company's transportation operations, and a $217,000 forgiveness of debt during 1998 from a state Industrial Development Authority under the terms of the financing.

        For the first six months of 1998, the Company's net earnings was $5.2 million, compared to $2.2 million in the year-earlier period. The Company's estimated annual effective income tax rate for the first half of 1998 and 1997 was 39%. The Company anticipates that its combined effective Federal and state tax rate will continue to approximate 39.0% over the remainder of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current ratio was 2.5 to 1 at July 4, 1998 and 2.7 to 1 at January 3, 1998. Net working capital totaled $118.8 million at July 4, 1998, compared to $116.3 million at January 3, 1998. As a result of the Company's sales growth and increased backlog, trade accounts receivable and inventories have increased over the 1997 fiscal year end amounts. The increase in inventories was largely due to production scheduled during the second quarter to meet anticipated third quarter sales demands. In addition, the Company's trade accounts payable and accrued expenses also increased during the first six months of 1998, largely due to the Company's sales growth.

        During the first six months of 1998, the Company generated $11.2 million in cash from operating activities, compared to $0.5 million in the 1997 period. The increase in cash provided by operations is attributable to higher net earnings and the change in working capital needs.

        During the first six months of 1998, capital spending totaled $4.0 million, compared to $2.6 million during the year-earlier period. The Company's total capital expenditures for all of 1998 are expected to approximate $8.0 - $9.0 million.

        The total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 45.8% at July 4, 1998, compared to 48.9% at January 3, 1998. The decrease resulted from improved operating performance, which reduced debt and increased equity. At July 4, 1998, availability for future borrowings under the Company's revolving credit loan totaled $33.6 million. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations and planned capital expenditures.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of shareholders of the Company was held in Greensboro, North Carolina on May 7, 1998. Of the 7,760,433 shares of common stock outstanding on the record date, 6,447,344 shares were present in person or by proxy. Those shares were voted on the following matters as set forth below:

              A. Election of Directors:
                    Richard R. Allen                                 Fred L. Schuermann, Jr.
                    For:                         6,423,265           For:                             6,423,421
                    Abstentions:                    24,079           Abstentions:                        23,923
                    Broker Non-Votes:                    0           Broker Non-Votes:                        0

                    Zenon S. Nie                                     J. Patrick Danahy
                    For:                         6,423,755           For:                             6,422,089
                    Abstentions:                    23,589           Abstentions:                        25,255
                    Broker Non-Votes:                    0           Broker Non-Votes:                        0

                    David A. Jones                                   Thomas F. Keller
                    For:                         6,421,755           For:                             6,422,603
                    Abstentions:                    25,589           Abstentions:                        24,741
                    Broker Non-Votes:                    0           Broker Non-Votes:                        0

                    Ian J. McCarthy                                  L. Glenn Orr, Jr.
                    For:                         6,422,089           For:                             6,419,588
                    Abstentions:                    25,255           Abstentions:                        27,756
                    Broker Non-Votes:                    0           Broker Non-Votes:                        0

                    Charles R. Eitel
                    For:                         6,423,021
                    Abstentions:                    24,323
                    Broker Non-Votes:                    0

              B.    Proposal to ratify the election of KPMG Peat Marwick LLP as independent auditors of the
                    Company for 1998:

                    For:                         6,441,166
                    Against:                         2,944
                    Abstentions:                     3,234
                    Broker Non-votes:                    0

ITEM 5.     OTHER INFORMATION

                  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)Exhibits

                           Exhibit 27-1 (edgar version only)

                  (b)Reports on Form 8-K

                           On April 21, 1998, the Company filed with the Commission a Form 8-K dated April 20, 1998 which reported under Item 5 the Press Release dated April 20, 1998 reporting the Company's first quarter 1998 results of operations.

                           On May 21, 1998, the Company filed with the
                           Commission a Form 8-K dated May 15, 1998 which reported under Item 5 the Amendment No. 6 and Consent to Loan and Security Agreement dated as of July 12, 1996 and the related Press Release dated May 19, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LADD Furniture, Inc.



Date:  August 6, 1998                      By:   /s/William S. Creekmuir
                                                 ----------------------
                                                 William S. Creekmuir
                                                 Executive Vice President
                                                 and Chief Financial Officer