Form 10-Q
period 1998-10-03
LADD FURNITURE INC
filed 1998-11-13
CIK 721669

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                      For the Quarter Ended October 3, 1998

                                   ----------

                           Commission File No. 0-11577

                                   ----------

                              LADD Furniture, Inc.
             (Exact name of registrant as specified in its charter)

               North Carolina                             56-1311320
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)             Identification Number)

         Post Office Box 26777
        4620 Grandover Parkway
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

                             Yes [X]     No [ ]


As of November 6, 1998 there were 7,831,080 shares of Common Stock ($.30 par value) of the registrant outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
               For the thirteen weeks and thirty-nine weeks ended
                        Sept. 27, 1997 and Oct. 3, 1998
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                           13 Weeks Ended                  39 Weeks Ended
                                                     --------------------------       -------------------------
                                                     Sept. 27,         Oct. 3,        Sept. 27,         Oct. 3,
                                                        1997             1998            1997            1998
                                                     ---------          -------         -------         -------

Net sales                                            $ 129,935          142,896         378,875         425,810
Cost of sales                                          106,791          115,160         309,621         344,066
                                                     ---------          -------         -------         -------
    Gross profit                                        23,144           27,736          69,254          81,744

Selling, general and administrative expenses            17,794           19,932          53,907          60,229
                                                     ---------          -------         -------         -------
    Operating income                                     5,350            7,804          15,347          21,515
                                                     ---------          -------         -------         -------
Other deductions:
  Interest expense                                       2,701            2,220           8,425           7,175
  Other expense, net                                      (199)             148             516             332
                                                     ---------          -------         -------         -------
                                                         2,502            2,368           8,941           7,507
                                                     ---------          -------         -------         -------

    Earnings before income taxes                         2,848            5,436           6,406          14,008

Income tax expense                                       1,110            2,117           2,498           5,460
                                                     ---------          -------         -------         -------

    Net earnings                                     $   1,738            3,319           3,908           8,548
                                                     =========          =======         =======         =======

Net earnings per common share - basic                $    0.22             0.42            0.51            1.10
                                                     =========          =======         =======         =======

Net earnings per common share - diluted              $    0.22             0.41            0.50            1.06
                                                     =========          =======         =======         =======

Weighted average number of
  common shares outstanding - basic                      7,758            7,831           7,738           7,801
                                                     =========          =======         =======         =======

Weighted average number of
  common shares outstanding - diluted                    7,867            8,034           7,826           8,074
                                                     =========          =======         =======         =======

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      January 3, 1998 and October 3, 1998
                   (Amounts in thousands, except share data)

                                      ASSETS
                                                                             October 3,
                                                            January 3,          1998
                                                               1998*        (Unaudited)
                                                            ----------      -----------
Current assets:
   Cash                                                       $     75             156
   Trade accounts receivable, less allowances for
     doubtful receivables, discounts, returns and
     allowances of $2,735 and $3,051, respectively              83,297          94,861
   Inventories                                                  93,189         103,353
   Prepaid expenses and other current assets                     8,016           7,124
                                                              --------         -------
          Total current assets                                 184,577         205,494
                                                              --------         -------
Property, plant and equipment, net                              67,530          66,189
Intangible and other assets, net                                77,083          73,836
                                                              --------         -------
                                                              $329,190         345,519
                                                              ========         =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                     $  6,807           6,590
   Trade accounts payable                                       29,488          36,982
   Accrued expenses and other current liabilities               31,952          38,617
                                                              --------         -------
          Total current liabilities                             68,247          82,189
                                                              --------         -------
Long-term debt, excluding current installments                 118,586         109,540
Deferred and other liabilities                                  11,432          13,067
                                                              --------         -------
          Total liabilities                                    198,265         204,796
                                                              --------         -------
Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                             --              --
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,759,683 shares
     and 7,831,080 shares, respectively                          2,328           2,349
   Additional paid-in capital                                   50,102          51,331
   Retained earnings                                            78,495          87,043
                                                              --------         -------
                                                               130,925         140,723
                                                              --------         -------
                                                              $329,190         345,519
                                                              ========         =======

* Derived from the Company's 1997 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         For the thirty-nine weeks ended Sept. 27, 1997 and Oct. 3, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                      39 Weeks Ended
                                                                                ---------------------------
                                                                                Sept. 27,         Oct. 3,
                                                                                   1997             1998
                                                                                 --------          -------
Cash flows from operating activities:
   Net earnings                                                                  $  3,908            8,548
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                 7,580            7,640
      Amortization                                                                  3,115            2,832
      Provision for losses on trade accounts receivable                               593              955
      Gain on sales of assets                                                        (145)            (165)
      Provision for deferred income taxes                                             773              269
      Forgiveness of debt                                                            --               (217)
      Increase in deferred and other liabilities                                      131              606
      Change in assets and liabilities:
        Increase in trade accounts receivable                                     (17,728)         (12,519)
        Increase in inventories                                                    (8,899)         (10,164)
        Decrease in prepaid expenses and other
          current assets                                                            2,206              892
        Increase in trade accounts payable                                          2,722            7,494
        Increase in accrued expenses and other
          current liabilities                                                       6,703            7,818
                                                                                 --------          -------
      Total adjustments                                                            (2,949)           5,441
                                                                                 --------          -------
      Net cash provided by operating activities                                       959           13,989
                                                                                 --------          -------
Cash flows from investing activities:
   Additions to property, plant and equipment                                      (4,129)          (6,335)
   Proceeds from sales of property, plant and equipment                                16               69
   Reductions in intangible and other assets                                          601              484
                                                                                 --------          -------
      Net cash used in investing activities                                        (3,512)          (5,782)
                                                                                 --------          -------
Cash flows from financing activities:
   Proceeds from borrowings                                                        12,464            1,005
   Principal payments on borrowings                                               (14,886)         (10,051)
   Other                                                                            5,165              920
                                                                                 --------          -------
      Net cash provided by (used in) financing activities                           2,743           (8,126)
                                                                                 --------          -------
      Net increase in cash                                                            190               81
Cash at beginning of period                                                           469               75
                                                                                 --------          -------
Cash at end of period                                                            $    659              156
                                                                                 ========          =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                       $  8,601            7,144
  Cash paid (net of refunds received) during the period for income taxes           (4,587)           2,561
                                                                                 ========          =======

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    (Amounts in thousands, except share data)

                                              Number                           Additional                         Total
                                            of shares           Common           paid-in        Retained       shareholders'
                                              issued             stock           capital        earnings          equity
                                            ----------          -------          -------          ------         --------

BALANCE AT DECEMBER 28, 1996                 7,719,567          $ 2,316           49,401          72,183          123,900

   Purchase of restricted
     stock                                      (3,273)              (1)            --              --                 (1)

   Shares issued in connection
     with incentive stock
     option plan                                 4,500                2               51            --                 53

   Shares issued in connection
     with employee defined
     contribution plan                          38,889               11              536            --                547

   Amortization of employee
     restricted stock awards                      --               --                114            --                114

   Net earnings                                   --               --               --             6,312            6,312
                                            ----------          -------          -------          ------         --------
BALANCE AT JANUARY 3, 1998                   7,759,683            2,328           50,102          78,495          130,925

   Shares issued in connection
     with incentive stock
     option plan                                75,747               22              977            --                999

   Retirement of stock and purchase
     of restricted stock                        (4,350)              (1)             (86)           --                (87)

   Amortization of employee
     restricted stock awards                      --               --                 50            --                 50

   Non-qualified stock options                    --               --                261            --                261

   Net earnings                                   --               --               --             5,229            5,229
                                            ----------          -------          -------          ------         --------
BALANCE AT OCTOBER 3, 1998
   (UNAUDITED)                               7,831,080          $ 2,349           51,304          83,724          137,377
                                            ==========          =======          =======          ======         ========

      Notes:

(1)   Quarterly Financial Statements

            The quarterly consolidated financial statements of LADD Furniture, Inc. and its subsidiaries (referred to as "LADD" or the "Company") are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's latest Annual Report on Form 10-K.

(2)   Inventories

            A summary of inventories follows (in thousands):

                                                         January 3,    October 3,
                                                            1998          1998
                                                         ---------      --------
      Inventories on the FIFO cost method:

           Finished goods                                $  49,329        56,642
           Work in process                                  15,697        15,105
           Raw materials and supplies                       38,170        42,642
                                                         ---------      --------

           Total inventories on the FIFO cost method       103,196       114,389

      Less adjustments of certain inventories to the
        LIFO cost method                                   (10,007)      (11,036)
                                                         ---------      --------

                                                         $  93,189       103,353
                                                         =========      ========

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations


      The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:


                                                           13 Weeks Ended               39 Weeks Ended
                                                     Sept. 27,        Oct. 3,       Sept. 27,      Oct. 3,
                                                        1997            1998           1997           1998
                                                       ------          ------         ------         ------

Net sales                                               100.0 %         100.0 %        100.0 %        100.0 %

Cost of sales                                            82.2            80.6           81.7           80.8
                                                       ------          ------         ------         ------

  Gross profit                                           17.8            19.4           18.3           19.2

Selling, general and administrative expenses             13.7            13.9           14.2           14.1
                                                       ------          ------         ------         ------

  Operating income                                        4.1             5.5            4.1            5.1
                                                       ------          ------         ------         ------
Other deductions
  Interest expense                                        2.1             1.6            2.2            1.7
  Other expense, net                                     (0.2)            0.1            0.2            0.1
                                                       ------          ------         ------         ------
                                                          1.9             1.7            2.4            1.8
                                                       ------          ------         ------         ------

  Earnings before income taxes                            2.2             3.8            1.7            3.3

Income tax expense                                        0.9             1.5            0.7            1.3
                                                       ------          ------         ------         ------

  Net earnings                                            1.3 %           2.3 %          1.0 %          2.0 %
                                                       ======          ======         ======         ======




      Total net sales for the third quarter of 1998 increased 10.0%, to $142.9 million, as compared to $129.9 million in the third quarter of 1997. The following table compares net sales for the third quarter by operating group:

                                    Sept. 27,       Oct. 3,                       Percent
                                       1997          1998          Increase       Change
                                    --------        -------        --------       -------

      Residential Casegoods         $ 72,068         80,348          8,280         11.5 %
      Residential Upholstery          28,017         31,483          3,466         12.4 %
      Contract Sales                  29,850         31,065          1,215          4.1 %
                                    --------        -------         ------        ------

                                    $129,935        142,896         12,961         10.0 %
                                    ========        =======         ======         ======


      Total net sales for the first nine months of 1998 increased 12.4%, to $425.8 million, as compared to $378.9 million in the first nine months of 1997. The following table compares net sales for the first nine months by operating group:

                                     Sept. 27,        Oct. 3,                       Percent
                                       1997            1998          Increase       Change
                                     ---------       -------         --------       -------

      Residential Casegoods          $208,240         234,608         26,368         12.7 %
      Residential Upholstery           88,731          95,388          6,657          7.5 %
      Contract Sales                   81,904          95,814         13,910         17.0 %
                                     --------         -------         ------         ------

                                     $378,875         425,810         46,935         12.4 %
                                     ========         =======         ======         ======

      The increased net sales of residential casegoods and upholstery for the third quarter and first nine month's of 1998 compared to the same periods of 1997 were due largely to an improved overall industry conditions at retail, as well as the Company's recent successful new product introductions. The contract sales growth in both 1998 periods was due primarily to continued hotel expansion and refurbishment, a trend which the Company anticipates will continue for the balance of 1998 and into 1999. However, because of the very strong growth rate in contract sales since the 1997 fourth quarter, the comparative year-over-year growth rate decelerated during the third quarter of 1998. The Company believes that production capacity available either at its own casegoods manufacturing facilities or through outside contractors will be sufficient to accommodate anticipated contract sales growth over the remainder of 1998. The Company's order backlog increased 11% during the third quarter, to $105.5 million.

      Cost of sales as a percentage of net sales decreased to 80.6% for the third quarter of 1998 and 80.8% for the year-to-date, from 82.2% and 81.7%, respectively, in 1997. This decrease resulted in an increase in gross profit margins to 19.4% for the 1998 third quarter and 19.2% for the year-to-date, from 17.8% and 18.3%, respectively, in 1997. Although the gross profit percent for the first nine months of 1998 increased 0.9%, the 1998 first nine months gross margin was negatively impacted by higher raw material costs (primarily lumber), an approximate $1.4 million increase in the Company's LIFO charges, and price discounts offered to customers to liquidate discontinued products. The increase in the third quarter gross profit percent of 1.6% was a result of improved manufacturing efficiencies, along with the production and shipment of a number of recent new product introductions having higher margins.

      Selling, general and administrative (SG&A) expenses increased to 13.9% of net sales for the third quarter of 1998 from 13.7% for the same period in 1997, while the first nine months SG&A expenses decreased to 14.1% from 14.2% in 1997. The Company believes that its SG&A expense as a percent of net sales will continue at an annualized rate approximating 14.0% over the remainder of 1998.

      Other deductions (principally interest expense) represented 1.7% of net sales for the third quarter and 1.8% for the first nine months of 1998, down from 1.9% and 2.4%, respectively, in 1997. Average outstanding borrowings declined approximately $6.9 million for the third quarter and $3.7 million for the first nine months of 1998 compared to the same periods of 1997. In addition, the overall effective interest rate was approximately 1.1% lower for both 1998 periods. As a result, interest expense declined by $481,000, or 17.8%, in the third quarter and by $1.3 million, or 14.8%, for the first nine months of 1998. The decline in the effective interest rate was primarily due to improved operating performance, which, as provided in the Company's bank credit facility, reduced the Company's interest rate margin on its bank debt by 0.25% as of April 21, 1998 and 0.25% as of July 21, 1998. Also, the Company's loan agreement was amended effective May 15, 1998 to reduce its interest rate margin an additional 0.25% due to continued improvement in the

Company's operating performance. Further, the reduction of the base prime lending rate by 0.25% on September 30, 1998 and another 0.25% on October 16, 1998 should also have a favorable impact on the Company's interest expense in the fourth quarter of 1998. Based upon borrowing levels at October 3, 1998, such decreases could reduce interest expense by approximately $580,000 on an annual basis. "Other expense, net" decreased for the first nine months of 1998 as compared to 1997, due to increased profits from the Company's transportation operations, and a $217,000 forgiveness of debt during 1998 from a state Industrial Development Authority under the terms of the financing.

      The Company's estimated annual effective income tax rate was 39% for the first nine months of both 1998 and 1997. The Company anticipates that its combined effective Federal and state tax rate will continue to approximate 39% over the remainder of 1998. For the first nine months of 1998, the Company's net earnings totaled $8.5 million, compared to $3.9 million in the year-earlier period. For the fiscal third quarter ended October 3, 1998, the Company's net earnings totaled $3.3 million, compared to $1.7 million in the comparable 1997 quarter. The 1998 third quarter net earnings represented the Company's highest third quarter profit since 1988.

Liquidity and Capital Resources

      The Company's current ratio was 2.5 to 1 at October 3, 1998 and 2.7 to 1 at January 3, 1998. Net working capital totaled $123.3 million at October 3, 1998, compared to $116.3 million at January 3, 1998. As a result of the Company's sales growth and increased backlog, trade accounts receivable and inventories have increased over the 1997 fiscal year end amounts. The increase in inventories was largely due to production scheduled during the third quarter to satisfy current sales demands. In addition, the Company's trade accounts payable and accrued expenses also increased during the first nine months of 1998, largely due to the Company's increased production levels.

      During the first nine months of 1998, the Company generated $14.0 million in cash from operating activities, compared to $1.0 million in the 1997 period. The increase in cash provided by operations is attributable to higher cash earnings, offset to some extent by increased working capital needs.

      During the first nine months of 1998, capital spending totaled $6.3 million, compared to $4.1 million during the year-earlier period. The Company's total capital expenditures for all of 1998 are expected to approximate $8.5 million, as compared to $7.5 million for all of 1997.

      The total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 45.2% at October 3, 1998, compared to 48.9% at January 3, 1998. The decrease resulted from improved operating performance, which allowed the Company to repay debt while simultaneously increasing its equity base. At October 3, 1998, $30.9 million was available for future borrowings under the Company's revolving credit loan. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations and planned capital expenditures.

Year 2000 Compliance

      The Company continues to address actively the business issues associated with the expected impact of the Year 2000 ("Y2K") on information technology systems and non-information technology systems (i.e., embedded technology) both internally and in relation to the Company's external customers and suppliers. Factors involved in assessing such business issues include the evaluation and testing of the Company's systems; evaluation, upgrading and certifying of automated plant machinery and equipment; and assessing the compliance strategies of significant customers and vendors and monitoring the status of those strategies (including electronic commerce with those companies).

      The Company has created a corporate-wide Y2K Steering Committee with subcommittees located at each of the Company's business units for the purpose of directing the Company's compliance efforts and identifying and addressing the impact on information technology systems and non-information technology systems in the event of non-compliance. An inventory of all the Company's equipment containing date sensitive embedded technology has been completed, and at the present time only a small portion of this equipment has not been either tested or deemed to be Y2K compliant. Since the fourth quarter of 1994, the Company has been upgrading its information systems technology with Y2K compliant software to support its manufacturing, sales and order entry, and financial reporting systems. As a result, a significant portion of the Company's systems were Y2K compliant prior to 1998 and the remainder of the critical systems are expected to be compliant by the end of the current fiscal year. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems, as the installation of remaining software changes is anticipated to be completed in the necessary time frame. At the present time, the Company believes it has completed over 90% of the necessary internal software and hardware implementation required for Y2K compliance and, therefore, has not yet developed a contingency plan. If by the end of fiscal 1998 the Company's critical systems are not Y2K compliant, a contingency plan will be formulated at that time.

      The Company is currently requesting assurances from its major suppliers and business partners that they will be Y2K compliant so that there will be no disruption of their products or services as the new century begins. The Company is assessing the risk of each of its significant suppliers and business partners to determine the possible impact of their non-compliance, if that should occur. Where appropriate, contingency plans and alternative suppliers are being developed or investigated. Although the Company is presently not aware of any material exposures or contingencies related to the Y2K compliance efforts of its significant vendors and business partners, if a significant vendor or business partner should be non-compliant there can be no assurance such an event will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company believes the actions it is taking (including the continued monitoring of third-party compliance and the development of appropriate contingency plans) will minimize these risks and believes it is taking responsible steps to prevent any major disruptions of its business units.

      The Company believes the actions it has taken since late 1994 have minimized the costs and expenses incurred in 1998, and estimates that a majority of the expenditures have already been incurred by the Company. Anticipated expenditures relating to the Y2K compliance are expected to be less than $500,000 in total for both 1998 and 1999. However, new developments may subsequently occur that could affect the Company's estimates of the costs for Y2K compliance.

Forward-Looking Statements

      Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates." The Company cautions readers that these forward-looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs, interest costs and Y2K compliance, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. This is due to several important factors herein identified, including without limitation: anticipated growth in sales; success of new product introductions; increased cash flow from operations; anticipated selling, general and administrative expenses; projected capital spending; decreased interest expense; Y2K readiness (particularly with respect to third-party vendor compliance); and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 5. Other Information

      None


Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10-1 Amendment No. 7 and Consent to Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital Corporation as the "Co-Agents," and NationsBank, N.A. (South), as agent for the lenders.

            10-2 Supplement No. 1 to Amendment No. 7 and Consent to Loan and Security Agreement dated as of July 12, 1996 among LADD Furniture, Inc., certain of its subsidiaries, the financial institutions party thereto from time to time as the lenders, NationsBank, N.A. (South) and Fleet Capital Corporation as the "Co-Agents," and NationsBank, N.A. (South), as agent for the lenders.

            10-3 Supplemental Retirement Income Plan for Salaried Employees of LADD Furniture, Inc., as amended and restated effective January 1, 1994, and as further amended effective January 1, 1997, and October 22, 1998.

            10-4 LADD Furniture, Inc. Executive Retirement Plan effective January 1, 1998.


            27-1  (edgar version only)

      (b)   Reports on Form 8-K

            On July 21, 1998, the Company filed with the Commission a Form 8-K dated July 21, 1998 which reported under Item 5 the Press Release dated July 20, 1998 reporting the Company's second quarter 1998 results of operations.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LADD Furniture, Inc.



Date:  November 13, 1998           By:  s/William S. Creekmuir
                                        ------------------------------
                                        William S. Creekmuir
                                        Executive Vice President
                                        and Chief Financial Officer