Form 10-Q/A
period 1998-10-03
LADD FURNITURE INC
filed 1998-12-01
CIK 721669

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  FORM 10-Q/A-1

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                   1934 For the Quarter Ended October 3, 1998

                              -------------------

                           Commission File No. 0-11577

                              -------------------

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
                  Yes X                               No
                     ---                                ---

As of November 30, 1998 there were 7,831,080 shares of Common Stock ($.30 par value) of the registrant outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements



On November 13, 1998, the Registrant filed its third quarter 1998 Form 10-Q. The dollar amounts presented in the Consolidated Statements of Shareholders' Equity were, in some instances, incorrect as of October 3, 1998 and the thirty-nine weeks then ended. The correct amounts, as well as the previously filed incorrect amounts, are as follows:

(dollars in thousands)

                                                                    Previously
                                                    Corrected        Reported
                                                    ---------        --------
    Shares issued in connection with
     incentive stock option plan                     $    985             977
    Amortization of employee restricted
     stock awards                                          69              50
    Net earnings                                        8,548           5,229
    Total Additional paid-in capital                   51,331          51,304
    Total Retained earnings                            87,043          83,724
    Total Shareholders' equity                        140,723         137,377


The revised Consolidated Statements of Shareholders' Equity is attached hereto.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    (Amounts in thousands, except share data)

                                           Number                          Additional                         Total
                                          of shares         Common           paid-in         Retained      shareholders'
                                           issued            stock           capital         earnings         equity
                                         ----------       ----------       ----------       ----------     -------------
BALANCE AT DECEMBER 28, 1996              7,719,567       $    2,316           49,401           72,183         123,900

   Purchase of restricted
     stock                                   (3,273)              (1)              --               --              (1)

   Shares issued in connection
     with incentive stock
     option plan                              4,500                2               51               --              53

   Shares issued in connection
     with employee defined
     contribution plan                       38,889               11              536               --             547

   Amortization of employee
     restricted stock awards                     --               --              114               --             114

   Net earnings                                  --               --               --            6,312           6,312
                                         ----------       ----------       ----------       ----------      ----------

BALANCE AT JANUARY 3, 1998                7,759,683            2,328           50,102           78,495         130,925

   Shares issued in connection
     with incentive stock
     option plan                             75,747               22              985               --           1,007

   Retirement of stock and purchase
     of restricted stock                     (4,350)              (1)             (86)              --             (87)

   Amortization of employee
     restricted stock awards                     --               --               69               --              69

   Non-qualified stock options                   --               --              261               --             261

   Net earnings                                  --               --               --            8,548           8,548
                                         ----------       ----------       ----------       ----------      ----------

BALANCE AT OCTOBER 3, 1998
   (UNAUDITED)                            7,831,080       $    2,349           51,331           87,043         140,723
                                         ==========       ==========       ==========       ==========      ==========

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LADD Furniture, Inc.



Date: December 1, 1998              By: s/William S. Creekmuir
                                        --------------------------
                                        William S. Creekmuir
                                        Executive Vice President
                                        and Chief Financial Officer