Form 10-K
period 1999-01-02
LADD FURNITURE INC
filed 1999-03-26
CIK 721669

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1999                        Commission file
                                                                  Number 0-11577
                              LADD FURNITURE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                    56-1311320
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation)

Post Office Box 26777, Greensboro, North Carolina                27417-6777
-------------------------------------------------                ----------
    (Address of Principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  336-294-5233

Securities registered pursuant to Section 12(b) of the Act:
                                                              None
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.30 par value
                          -----------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|    No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        Market value of 7,147,407 shares held by nonaffiliates as of March 10, 1999, was $121,505,919.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                7,850,746 shares outstanding as of March 10, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

         GENERAL - LADD Furniture, Inc., incorporated in 1981 under the laws of the State of North Carolina, is a leading manufacturer of residential furniture, which is sold through diverse retail distribution channels, as well as contract furniture which is sold to the hospitality, healthcare (assisted-living) and governmental markets. The Company produces a wide variety of furniture designed to appeal to a broad range of customers seeking quality, style and value. Based upon industry data published in the trade publication Furniture/Today, LADD is one of the largest manufacturers of residential furniture in North America. Unless the context otherwise indicates, "LADD" and "Company" refer to LADD Furniture, Inc., its divisions, and consolidated subsidiaries.

         The Company markets its residential casegoods (wood and wood components) and upholstered furniture domestically under the major brand names American Drew, Barclay, Clayton Marcus, Lea, Pennsylvania House and Pilliod. The operational management for the Company's residential furniture brands is split into a Casegoods Group and an Upholstery Group. LADD's residential brands are exported worldwide through LADD International. In 1998, the Company sold residential furniture to customers in 50 countries.

         Under the American of Martinsville brand name, LADD is also one of the leading suppliers of contract casegoods and upholstered furniture. The Company has management, as well as manufacturing facilities, dedicated to this segment of its business.

         INDUSTRY SEGMENTS - LADD manufactures and markets casegoods and upholstered furniture for two business segments - the residential furniture market and the contract furniture market.

         Residential Furniture - The residential furniture segment is comprised of casegoods, consisting primarily of bedroom, dining room and living room furniture, wall units and occasional tables, and upholstery, consisting primarily of sofas, loveseats and chairs. The residential products are distributed directly and through approximately 200 independent sales representative organizations to approximately 6,700 customers, including leading department stores, furniture retailers, mass merchandisers, catalog merchandisers, and various specialty stores and retail companies.

         Residential casegoods furniture, ranging from promotionally-priced products to products in the upper-medium price range, are marketed principally under the brands American Drew, Lea, Pennsylvania House and Pilliod. These products are manufactured in 12 plants in seven states. Residential upholstered furniture, ranging in price from moderate to upper-medium, is marketed under the major brands Barclay, Clayton-Marcus, and Pennsylvania House. These products are manufactured with both fabric and leather covers in six plants located in North Carolina and Mississippi. For further information regarding the residential segment facilities, see page 5 in this Form 10-K.

         To improve service to its residential customers and to minimize damage to its products, the Company operates a modern fleet of over-the-road tractors and trailers that are operated as LADD Transportation. LADD's transportation fleet carries approximately 32% of the outbound shipments of LADD's residential furniture products and also hauls a portion of the Company's in-bound raw materials and supplies.

         Contract Furniture - Casegoods and upholstered products for the contract furniture segment are manufactured under the brand name American of Martinsville and marketed worldwide to the hospitality (hotel/motel) industry. Contract furniture is also sold to the healthcare furniture market for retirement homes and assisted-living facilities, as well as to certain agencies of the U.S. Government for housing. Through LADD Contract Sales Corporation, the Company distributes its contract products directly through 50 independent sales representative organizations to approximately 1,000 customers. The contract furniture segment operates two manufacturing facilities located in Virginia and utilizes other LADD manufacturing facilities and subcontractors to meet capacity constraints. For further information regarding the contract segment facilities, see page 5 of this Form 10-K.

         MARKETING AND MAJOR CUSTOMERS - The Company's brands are generally marketed under their own trade names. The general marketing practice followed in the furniture industry and by the Company is to exhibit products at national furniture markets. Internationally, the Company markets its residential products primarily through LADD International, a corporate marketing unit formed to coordinate the worldwide marketing efforts for LADD's brands.

         The Company has also entered into licensing arrangements for various product lines, including Pennsylvania House's Bill Blass collection; Lea's youth furniture bedroom collections, Stars and Stripes endorsed by America's premier yachtsman, Dennis Conner, and Slam Dunk and Center Court endorsed by NBA basketball star Grant Hill; and American Drew's Bob Mackie collection of bedroom and dining room furniture.

         While no single customer accounted for more than 8% of net sales in 1998, at January 2, 1999, approximately 10% of the Company's trade accounts receivable were from Heilig Meyers. Otherwise, the Company's business is not dependent upon a single customer, the loss of which would have a material effect on the Company.

         PRODUCT DESIGN AND DEVELOPMENT - Each operating entity develops and manages its own product lines. New product groups are introduced at national or regional furniture markets, and, based upon their acceptance at the markets, the products are either placed into production or withdrawn from the market. Consistent with industry practice, the Company designs and develops new product groups each year, replacing collections or items that are discontinued.

         RAW MATERIALS - The most important raw materials used by the Company are hardwood lumber, veneers, upholstery fabrics, polyfoam, leather, plywood, particleboard, hardware, finishing materials, glass, steel springs, and high pressure laminates. The domestic wood species purchased include cherry, oak, maple, ash, white pine, poplar, and other American species, and imports such as rubberwood, guatambue and mahogany. The Company believes that its sources of supply for these materials are adequate and that it is not dependent on any one supplier.

         The Company's manufacturing plants are heated by furnaces using gas, fuel oil, wood waste, and other scrap material as energy sources. The furnaces located at casegoods plants have been adapted so that they use alternate energy sources, and are fueled principally by wood wastes. The Company's plants use electrical energy purchased from local utilities. The Company has not experienced a shortage of energy sources and believes that adequate energy supplies will be available for the foreseeable future.

         PATENTS AND TRADE NAMES - The trade names of the Company represent many years of continued business, and the Company believes such names are well recognized and associated with quality in the industry. The Company owns intellectual properties that are considered to be important to the business and that do not have a limited duration.

         INVENTORY PRACTICES, ORDER BACKLOG AND CREDIT PRACTICES - The Company generally schedules production of its various manufacturing plants based upon orders on hand. Manufacturing efficiencies and investment in inventories are, therefore, directly related to the current volume of orders. The Company, and the industry generally, honors cancellation of orders made prior to shipment. The Company's backlog of unshipped orders believed to be firm at 1998 fiscal year end was approximately $96.5 million, as compared to $97.6 million at 1997 fiscal year end. Generally, orders in the backlog are shipped during the following 12 months. The Company's residential furniture brands as a whole are not subject to significant seasonal variations; however, the Company's contract segment does have some seasonality with higher sales in the second and fourth quarters.

         COMPETITION - The furniture industry is highly competitive and includes a large number of manufacturers, none of which dominate the market. Industry estimates indicate that there are over 600 manufacturers of residential and contract furniture in the United States, some of which include furniture types not manufactured by the Company. Competition within the market for furniture occurs principally in the areas of style or design, quality, price, and service.

         In recent years, foreign imports of finished furniture and component parts have increased. Some of the imported products compete with products manufactured and marketed by the Company, and the Company's Pilliod brand has experienced the most negative impact. Where appropriate, the Company has capitalized upon the cost advantages of importing selected component parts and a limited number of finished products but is not dependent upon any foreign sources. In 1998 and 1997, the Company imported approximately $18.3 million and $21.3 million, respectively, of finished furniture and unfinished furniture parts.

         The Company has no facilities located outside the continental United States.

         GOVERNMENTAL REGULATIONS - The Company is subject to a wide-range of Federal, state and local laws and regulations relating to protection of the environment, worker health and safety, and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the Clean Air Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and the Comprehensive Environmental, Response, Compensation and Liability Act. Certain of the Company's operations use adhesives and coating materials that contain chemicals that are considered hazardous under various environmental laws. Accordingly, management closely monitors the Company's environmental performance at all of its facilities. Management believes that the Company is in substantial compliance with all environmental laws.

         See "Legal Proceedings" regarding the status of environmental proceedings in which the Company is involved.

         EMPLOYEES - The Company had approximately 6,500 employees as of March 1, 1999. Substantially all of the employees were employed on a full-time basis.

         Employees at four Company plants are represented by various labor unions. The Company considers its relations with its employees to be good.

         EXPORT SALES - In 1998, the Company's export sales decreased to $29.4 million (approximately 5.1% of 1998 net sales), from $29.7 million in 1997 (approximately 5.7% of 1997 net sales). The Company's export sales in 1996 were $25.4 million, or approximately 5.1% of 1996 net sales. None of the Company's physical assets are dedicated solely to export sales.

ITEM 2. PROPERTIES

         The following table summarizes the real estate, both owned and leased, used in the business operations of the Company as of March 1, 1999.

                                 LADD FACILITIES

====================================================================================================================================
                                                                           APPROX. FACILITY SIZE      OWNED       LEASE EXPIRATION
BUSINESS SEGMENT        LOCATION                            USE                (SQUARE FEET)        OR LEASED           DATE
====================================================================================================================================
Residential        Abingdon, VA                  Distribution                      122,000           Leased           12/31/99
                   Dillon, SC                    Distribution                       60,000           Leased           mo-to-mo
                   Hickory, NC                   Manufacturing/Office/Dist.        446,000            Owned
                   Hickory, NC                   Manufacturing                     121,800            Owned
                   Hickory, NC                   Manufacturing                     154,000            Owned
                   Lewisburg, PA                 Manufacturing/Office/Dist.        618,500            Owned
                   Marion, VA                    Manufacturing                     204,900            Owned
                   Monroe, NC                    Manufacturing                     258,000           Leased           3/31/04
                   Morristown, TN                Manufacturing                     286,380            Owned
                   Morristown, TN                Manufacturing                     139,200            Owned
                   Morristown, TN                Distribution                      160,000           Leased           10/31/03
                   Morristown, TN                Distribution                       97,500           Leased           10/31/03
                   Myrtle, MS                    Manufacturing                     162,900            Owned
                   Nichols, SC                   Manufacturing                     391,000            Owned
                   N. Wilkesboro, NC             Manufacturing                     409,000            Owned
                   N. Wilkesboro, NC             Manufacturing                     414,000            Owned
                   N. Wilkesboro, NC             Manufacturing                     122,500            Owned
                   N. Wilkesboro, NC             Distribution/Office               109,500            Owned
                   Selma, AL                     Manufacturing                     303,000            Owned
                   Sherman, MS                   Manufacturing/Office              317,100            Owned
                   Swanton, OH                   Manufacturing/Dist.               290,000            Owned
                   Waynesville, NC               Manufacturing                     447,400            Owned
                   White Deer, PA                Manufacturing/Dist.               128,000            Owned
------------------------------------------------------------------------------------------------------------------------------------
Contract           Chilhowie, VA                 Manufacturing                     585,000            Owned
                   Martinsville, VA              Manufacturing                     867,000            Owned
                   Martinsville, VA              Office                             50,000           Leased           5/31/02
                   Martinsville, VA              Distribution                      256,500           Leased           9/30/99
                   Martinsville, VA              Distribution                       50,000           Leased           7/31/99
------------------------------------------------------------------------------------------------------------------------------------
Corporate          Greensboro, NC                Office                             50,000           Leased           10/31/07
====================================================================================================================================

         The Company believes that its manufacturing, warehouse and office space is well maintained for its intended purposes and is adequately insured. The Company normally operates all of its furniture manufacturing facilities on a one shift per day, five-day week basis. Increasingly, certain departments and facilities are operated on a multi-shift basis.

         The Company also maintains showrooms (the majority of which are leased) in High Point, NC, Sherman and Tupelo, MS, and Martinsville, VA.

         The Company owns and leases substantial quantities of woodworking, sewing and material handling equipment located in its various plants. The Company also leases substantially all of its data processing equipment, telephone systems, and other office equipment. The Company considers its present equipment to be adequate, well-maintained, generally modern, and adequately insured.

         The Company currently owns and leases approximately 110 tractors and 250 trailers.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in routine litigation from time to time in the regular course of its business. In the opinion of the Company, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or of which any of its property is subject.

         The Company has been named as a potentially responsible party ("PRP"), along with numerous parties, at various hazardous waste sites undergoing cleanup or investigation for cleanup. The Company believes that at each of these sites, either it has been improperly named, or it will be considered a "de minimis" party, or the ultimate costs to the Company associated with site will not have a material adverse effect on the Company's financial position and results of operations. Although the Company believes adequate accruals have been provided for environmental contingencies, it is possible, due to uncertainties associated with these types of matters, that additional accruals could be required in the future. However, the ultimate resolution of these contingencies, to the extent not previously provided for, should not have a material adverse effect on the Company's financial position and results of operations.

         The Company is cooperating fully with government authorities in each of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No such matters were submitted to security holders of the Company in the fourth quarter of fiscal year 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        STOCK TRANSFER AGENT:

        Wachovia Shareholder Services
        c/o Boston EquiServe, L.P.
        Post Office Box 8217
        Boston, MA  02266-8217

        Shareholder Account Information: 1-800-633-4236

        STOCK LISTING:

         The Company's common stock is traded on the Nasdaq Stock Market under the Nasdaq symbol: LADF. At year end 1998, the Company had approximately 3,500 shareholders based upon approximately 590 shareholders of record at that date and an estimate of the number of individual shareholders represented by broker and nominee position listings.

      MAJOR MARKET MAKERS:

      Huntleigh Securities Corp.                 SBC Warburg Dillon Read Inc.
      Interstate/Johnson Lane Corp.              Scott & Stringfellow, Inc.
      Jefferies & Company, Inc.                  Sherwood Securities Corp.
      Knight Securities                          Smith, Moore & Co.
      Mayer & Schweitzer Inc.                    Speer Leeds & Kellogg
      Raymond, James & Associates                Wheat, First Union, Inc.


         See Item 6, Selected Financial Data, for market and dividend information regarding the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The Summary of Selected Financial Data for each of the periods in the six-year period ended January 2, 1999, which appears on page 14 of the LADD Furniture, Inc. Annual Report to Shareholders for 1998, is incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the years in the three year period ended January 2, 1999, which appears on pages 15 to 18 of the LADD Furniture, Inc. Annual Report to Shareholders for 1998, is incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, together with the independent auditors' report thereon of KPMG LLP dated February 5, 1999, and the Selected Quarterly Data, appearing on pages 19 to 31, page 34 and page 32, respectively, of the accompanying LADD Furniture, Inc. Annual Report to Shareholders for 1998 are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in accountants or disagreements with accountants on accounting or financial disclosure occurred in fiscal years 1996, 1997, and 1998.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                              Page(s) in the
                                                                                               Annual Report
                                                                                              --------------
(a) The following documents are filed as part of this report:

         (1) Financial Statements

             Consolidated Statements of Operations for the years ended January 2, 1999,
             January 3, 1998, and December 28, 1996..................................................... 19

             Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998...................... 20

             Consolidated Statements of Cash Flows for the years ended January 2, 1999,
             January 3, 1998, and December 28, 1996..................................................... 21

             Consolidated Statements of Shareholders' Equity for the years ended January 2, 1999,
             January 3, 1998, and  December 28, 1996.................................................... 22

             Notes to Consolidated Financial Statements.............................................. 23-31

             Independent Auditors' Report............................................................... 34

         (2) Index to Financial Statement Schedule:

             Independent Auditors' Report ..............................................................F-1

             Valuation and Qualifying Accounts and Reserves ............................................F-2

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

             LADD Furniture, Inc. Executive Retirement Plan

             LADD Furniture, Inc. Management Deferred Compensation Plan

             LADD Furniture, Inc. Long-Term Incentive Plan (1996)

             LADD Furniture, Inc. Long-Term Incentive Plan (1997)

             LADD Furniture, Inc. Long-Term Incentive Plan (1998)

             LADD Furniture, Inc. Long-Term Incentive Plan (1999)

             LADD Furniture, Inc. 1997 Management Incentive Plan

             LADD Furniture, Inc. 1998 Management Incentive Plan

             LADD Furniture, Inc. 1999 Management Incentive Plan

(b) Reports on Form 8-K filed in the last quarter of fiscal 1998:

             Current Report on Form 8-K dated October 13, 1998, filed with the Commission on October 14, 1998 reporting the Company's results of operations for the third fiscal quarter of 1998

(c) Exhibits

             3.1    Articles of Incorporation and Amendments.

             (Previously filed as Exhibit 10 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 29, 1990, filed with the Commission on March 28, 1991, and as Exhibit 10.1 to Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, filed with the Commission on August 15, 1995)

             3.2    Bylaws (as amended March 5, 1996)

             (Previously filed as Exhibit 3.1 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 30, 1995, filed with the Commission on March 28, 1996)

             LADD Furniture, Inc. 1994 Incentive Stock Option Plan

             (Previously filed as Exhibit 10.1 to the Company's Report on Form 10-K for the year ended January 3, 1998, filed with the Commission on March 31, 1998)

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

             Employee Restricted Stock Purchase Agreement between the Company and Kenneth E. Church dated March 2, 1995

             Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated June 23, 1994

             Employee Restricted Stock Purchase Agreement between the Company and Michael P. Haley dated March 2, 1995

             (Previously filed as Exhibits 10.4 - 10.6 to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 30, 1995, filed with the Commission on March 28, 1996)

             Executive Employment Agreement between the Company and Fred L. Schuermann, Jr. dated October 28, 1994

             (Previously filed as Exhibit 10.2 to Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994, filed with the Commission on November 15, 1994)

             Enclosed as Exhibit 10.1 to this Annual Report on Form 10-K for the year ended January 2, 1999:

             10.1 First Amendment to Executive Employment Agreement between the Company and Fred L. Schuermann, Jr., dated March 10, 1999

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

             Enclosed as Exhibits 10.2, 10.3, 10.4 and 10.5 to this Annual Report on Form 10-K for the year ended January 2, 1999:

             10.2 First Amendment to Executive Employment Agreement between the Company and William S. Creekmuir dated March 10, 1999

             10.3 First Amendment to Executive Employment Agreement between the Company and Kenneth E. Church dated March 10, 1999

             10.4 First Amendment to Executive Employment Agreement between the Company and Donald L. Mitchell dated March 10, 1999

             10.5 First Amendment to Executive Employment Agreement between the Company and Michael P. Haley dated March 10, 1999

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

             LADD Furniture, Inc. Executive Retirement Plan

             (Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998, filed with the Commission on November 13, 1998)

             LADD Furniture, Inc. Management Deferred Compensation Plan

             (Previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8, No. 333-68189, filed with the Commission on December 1, 1998)

             LADD Furniture, Inc. Long-Term Incentive Plan (1996)

             (Previously filed as Exhibit - 10.13 to the Company's Annual Report on Form 10-K for the year ended December 30, 1995, filed with Commission on March 28, 1996)

             LADD Furniture, Inc. Long-Term Incentive Plan (1997)

             (Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Commission April 1, 1997)

             LADD Furniture, Inc. Long-Term Incentive Plan (1998)

             (Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended January 3, 1998, filed with the Commission March 31, 1998)

             Enclosed as Exhibit 10.6 to this Annual Report on Form 10-K for the year ended January 2, 1999:

             10.6    LADD Furniture, Inc. Long-Term Incentive Plan (1999)

             Loan and Security Agreement dated as of July 12, 1996, between the Company, NationsBank, N.A. (South) as Agent, and each of the banks signatory to the Loan and Security Agreement

             (Previously filed as an Exhibit to the Company's Current Report on Form 8-K, dated July 18, 1996, filed with the Commission on July 24, 1996)

             Amendment No. 1 (dated as of August 15, 1996) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South) as Agent and each of the banks signatory thereto

             Amendment No. 2 (dated as of October 10, 1996) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South) as Agent, and each of the banks signatory thereto

             Equipment Leasing Agreement dated as of September 19, 1996 between BTM Financial & Leasing Corporation B-4 and the Company

             (Previously filed as Exhibits 10.1 - 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, filed with the Commission on November 12, 1996)

             Amendment No. 3 (dated December 23, 1996) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the banks signatory thereto

             (Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Commission on April 1, 1997)

             Amendment No. 4 (dated as of July 24, 1997) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the banks signatory thereto

             Factoring Agreement dated August 1, 1997 between the Company and NationsBanc Commercial Corporation

             Amendment No. 5 (dated as of October 1, 1997) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the banks signatory thereto

             (Previously filed as Exhibits 10.1 - 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, filed with the Commission on November 12, 1997)

             Amendment No. 6 (dated as of May 15, 1998) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent, and each of the banks signatory thereto

             (Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 15, 1998, filed with the Commission on May 21, 1998)

             Amendment No. 7 (dated as of August 28, 1998) to the Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the banks signatory thereto

             Supplement No. 1 to Amendment No. 7 and Consent (dated as of September 25, 1998) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent and each of the banks signatory thereto

             (Previously filed as Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998, filed with the Commission on November 13, 1998)

             Amendment No. 8 (dated as of February 18, 1999) to Loan and Security Agreement dated as of July 12, 1996 among the Company, NationsBank, N.A. (South), as Agent, and each banks signatory thereto

             (Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 18, 1999, filed with the Commission on February 24, 1999)

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

             Master Lease Agreement dated as of October 17, 1997 between the Company and CoreStates Leasing, Inc.

             (Previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended January 3, 1998, filed with the Commission on March 31, 1998)

             Enclosed as Exhibit 10.7 to this Annual Report on Form 10-K for the year ended January 3, 1998

             10.7 Master Lease Agreement dated as of December 2, 1997 between BancBoston Leasing Inc. and the Company

             Stock Purchase Agreement dated November 7, 1995 between LADD Furniture, Inc. and BJCL, Inc.

             First Amendment to Stock Purchase Agreement dated December 29, 1995 among LADD Furniture, Inc., BJCL, Inc. and BJ Acquisition Corp.

             (Previously filed as Exhibits 2.1 - 2.2 to the Company's Current Report on Form 8-K dated December 29, 1995 filed with the Commission on January 16, 1996)

             LADD Furniture, Inc. 1997 Management Incentive Plan

             (Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 28, 1996 filed with the Commission on April 1, 1997)

             LADD Furniture, Inc. 1998 Management Incentive Plan

             (Previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended January 3, 1998 filed with the Commission on March 31, 1998)

             Enclosed as Exhibit 10.8 to this Annual Report on Form 10-K for the year ended January 2, 1999:

             10.8    1999 Management Incentive Plan

             Enclosed as Exhibit 13.1 to this Annual Report on Form 10-K for the year ended January 2, 1999;

             13.1    LADD Furniture, Inc. 1998 Annual Report to Shareholders

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

             Lea Industries, Inc., a Tennessee corporation

             Lea Industries of Virginia, Inc., a Virginia corporation

             Pennsylvania House, Inc., a North Carolina corporation

             Pilliod Furniture, Inc., a North Carolina corporation

             Enclosed as Exhibit 24.1 to this Annual Report on Form 10-K for the year ended January 2, 1999:

             24.1    Consent of KPMG LLP

             Enclosed as Exhibit 27.1 to this Annual Report on Form 10-K for the year ended January 2, 1999:

             27.1    Financial Data Schedule (EDGAR version only)

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LADD FURNITURE, INC.
                                  (Registrant)

                                  By /S/WILLIAM S. CREEKMUIR             3/26/99
                                     -------------------------------------------
                                     William S. Creekmuir                (Date)
                                     Executive Vice President, Chief
                                     Financial Officer, Secretary, and
                                     Treasurer (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/RICHARD R. ALLEN                                       3/26/99         /S/DARYL B. ADAMS                          3/26/99
-----------------------------------------------------------------         --------------------------------------------------
Richard R. Allen                                          (Date)          Daryl B. Adams                              (Date)
Director                                                                  Vice President, Corporate Controller,
                                                                          Assistant Secretary, and Assistant
/S/THOMAS F. KELLER                                       3/26/99         Treasurer (Principal Accounting Officer)
-----------------------------------------------------------------
Thomas F. Keller                                          (Date)
Director

/S/CHARLES R. EITEL                                       3/26/99         /S/DAVID A. JONES                          3/26/99
-----------------------------------------------------------------         --------------------------------------------------
Charles R. Eitel                                          (Date)          David A. Jones                              (Date)
Director                                                                  Director

/S/FRED L. SCHUERMANN, JR.                                3/26/99                                                    3/  /99
-----------------------------------------------------------------         --------------------------------------------------
Fred L. Schuermann, Jr.                                   (Date)          Ian J. McCarthy                             (Date)
Chairman of the Board, President, Chief Executive Officer                 Director

/S/ZENON S. NIE                                           3/26/99         /S/L. GLENN ORR, JR.                       3/26/99
-----------------------------------------------------------------         --------------------------------------------------
Zenon S. Nie                                              (Date)          L. Glenn Orr, Jr.                           (Date)
Director                                                                  Director

/s/J. PATRICK DANAHY                                      3/26/99         /S/WILLIAM S. CREEKMUIR                    3/26/99
-----------------------------------------------------------------         --------------------------------------------------
J. Patrick Danahy                                         (Date)          William S. Creekmuir                        (Date)
Director                                                                  Executive Vice President, Chief
                                                                          Financial Officer, Secretary, and Treasurer
                                                                          (Principal Financial Officer)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
LADD Furniture, Inc.:


Under date of February 5, 1999, we reported on the consolidated balance sheets of LADD Furniture, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 2, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended January 2, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG LLP

Greensboro, North Carolina
February 5, 1999

                                                                     Schedule II
                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                          (dollar amounts in thousands)


                                                       Charged
                                   Balance at         (credited)                                               Balance at
                                  beginning of       to costs and        Charged to         Deductions           end of
       Description                   year              expenses        other accounts           (c)               year
----------------------------      ------------       ------------      ---------------      -----------        ----------
Year ended January 2, 1999
     Doubtful receivables           $1,229              1,138                  -               (1,124)             1,243
     Discounts                          80                  4 (b)              -                    -                 84
     Returns and Allowances          1,426               (271)(b)              -                    -              1,155
                                    -------             ------           --------             --------            -------
                                    $2,735                871                  -               (1,124)             2,482
                                    =======             ======           ========             ========            =======


Year ended January 3, 1998
     Doubtful receivables           $1,625                781                  -               (1,177)             1,229
     Discounts                          83                 (3)(b)              -                    -                 80
     Returns and Allowances          1,297                129 (b)              -                    -              1,426
                                    -------             ------           --------             --------            -------
                                    $3,005                907                  -               (1,177)             2,735
                                    =======             ======           ========             ========            =======


Year ended December 28, 1996
     Doubtful receivables           $2,553              3,308               (540)(a)           (3,696)             1,625
     Discounts                         123                (40)(b)              -                    -                 83
     Returns and Allowances          1,381                (84)(b)              -                    -              1,297
                                    -------             ------           --------             --------            -------
                                    $4,057              3,184               (540)              (3,696)             3,005
                                    =======             ======           ========             ========            =======

Notes
 (a) Represents businesses divested or reclassified to businesses held for sale.
 (b) Represents net increase (decrease) in required reserve.
 (c) Represents uncollectible receivables written-off, net of recoveries.