Form 10-Q
period 1999-04-03
LADD FURNITURE INC
filed 1999-05-14
CIK 721669

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                       For the Quarter Ended April 3, 1999

                            -----------------------

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
                                    Yes   X       No
                                       -------       -------

As of May 13, 1999 there were 7,825,783 shares of Common Stock ($.30 par value) of the registrant outstanding.


================================================================================

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          For the thirteen weeks ended April 3, 1999 and April 4, 1998
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                              13 Weeks Ended
                                                      ----------------------------
                                                       April 3,           April 4,
                                                      --------           ---------
                                                       1999                1998
                                                      --------           ---------
Net sales                                             $ 157,144            147,409
Cost of sales                                           126,973            120,733
                                                      ---------          ---------
    Gross profit                                         30,171             26,676

Selling, general and administrative expenses             22,416             20,350
                                                      ---------          ---------
    Operating income                                      7,755              6,326
                                                      ---------          ---------
Other deductions:
  Interest expense                                        2,048              2,584
  Other income, net                                         (95)              (126)
                                                      ---------          ---------
                                                          1,953              2,458
                                                      ---------          ---------
    Earnings before income taxes                          5,802              3,868

Income tax expense                                        2,205              1,508
                                                      ---------          ---------
    Net earnings                                      $   3,597              2,360
                                                      ---------          ---------
Net earnings per common share - basic                 $    0.46               0.30
                                                      =========          =========

Net earnings per common share - diluted               $    0.45               0.30
                                                      =========          =========
Weighted average number of
  common shares outstanding - basic                       7,840              7,760
                                                      =========          =========
Weighted average number of
  common shares outstanding - diluted                     7,951              7,940
                                                      =========          =========

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        April 3, 1999 and January 2, 1999
                    (Amounts in thousands, except share data)

                                     ASSETS

                                                         April 3,
                                                           1999             January 2,
                                                        (Unaudited)          1999 (*)
                                                      ------------        -------------
Current assets:
   Cash                                               $     147                110
   Trade accounts receivable, less allowances for
     doubtful receivables, discounts, returns and
      allowances of $3,222 and $2,482, respectively      99,008             90,286
   Inventories                                          103,699             98,798
   Prepaid expenses and other current assets              8,168              8,771
                                                      ---------           --------
          Total current assets                          211,022            197,965
                                                      ---------           --------
Property, plant and equipment, net                       65,408             66,297
Intangible and other assets, net                         70,907             72,703
                                                      ---------           --------
                                                      $ 347,337            336,965
                                                      ========            ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt             $   6,590              6,590
   Trade accounts payable                                36,339             31,296
   Accrued expenses and other current liabilities        41,710             37,384
                                                      ---------           --------
          Total current liabilities                      84,639             75,270
                                                      ---------           --------
Long-term debt, excluding current installments          102,420            104,585
Deferred and other liabilities                           12,107             12,589
                                                      ---------           --------
          Total liabilities                             199,166            192,444
                                                      ---------           --------
Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                        --                 --
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,833,746 shares
     and 7,831,080 shares, respectively                   2,350              2,349
   Additional paid-in capital                            51,470             51,418
   Retained earnings                                     94,351             90,754
                                                      ---------           --------
                                                        148,171            144,521
                                                      ---------           --------
                                                      $ 347,337            336,965
                                                      =========           ========

(*)  Derived from the Company's 1998 audited Consolidated Financial Statements.

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the thirteen weeks ended April 3, 1999 and April 4, 1998
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                       13 Weeks Ended
                                                                                ---------------------------
                                                                                   April 3,        April 4,
                                                                                   1999              1998
                                                                                 ---------        ---------
Cash flows from operating activities:
   Net earnings                                                                   $ 3,597            2,360
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                 2,674            2,544
      Amortization                                                                    919            1,008
      Provision for losses on trade accounts receivable                               303              259
      Gain on sales of assets                                                        (227)             (45)
      Provision for deferred income taxes                                          (1,187)           1,057
      Forgiveness of debt                                                              --             (217)
      Increase in deferred and other liabilities                                      159               85
      Change in assets and liabilities:
        Increase in trade accounts receivable                                      (9,025)          (8,671)
        Increase in inventories                                                    (4,901)          (1,912)
        (Increase) decrease in prepaid expenses and
          other current assets                                                        603             (630)
        Increase in trade accounts payable                                          5,043            7,729
        Increase in accrued expenses and other
          current liabilities                                                       5,169            2,269
                                                                                 --------         --------
      Total adjustments                                                              (470)           3,476
                                                                                 --------         --------
      Net cash provided by operating activities                                     3,127            5,836
                                                                                 --------         --------
Cash flows from investing activities:
   Additions to property, plant and equipment                                      (1,810)          (1,269)
   Proceeds from sales of assets                                                    1,660                1
   Additions to intangible and other assets                                          (555)            (227)
                                                                                 --------         --------
      Net cash used in investing activities                                          (705)          (1,495)
                                                                                 --------         --------
Cash flows from financing activities:
   Proceeds from borrowings                                                           590               --
   Principal payments on borrowings                                                (2,755)          (4,310)
   Other                                                                             (220)               8
                                                                                 --------         --------
      Net cash used in financing activities                                        (2,385)          (4,302)
                                                                                 --------         --------
      Net increase in cash                                                             37               39
Cash at beginning of period                                                           110               75
                                                                                 --------         --------
Cash at end of period                                                            $    147              114
                                                                                 ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                       $  1,894            2,554
  Cash paid (net of refunds received) during the period for income taxes           (1,658)              40
                                                                                 ========         ========

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                         Number                              Additional                   Total
                                                       of shares            Common            paid-in       Retained  shareholders'
                                                         issued              stock            capital       earnings     equity
                                                      -----------           -------           -------       -------   --------------

BALANCE AT JANUARY 3, 1998                              7,759,683           $ 2,328            50,102        78,495      130,925

   Shares issued in connection
     with incentive stock
     option plan                                           75,747                22               985            --        1,007

   Retirement of stock and purchase
     of restricted stock                                   (4,350)               (1)              (86)           --          (87)

   Amortization of employee
     restricted stock awards                                   --                --                87            --           87

   Tax benefit from exercise of stock options                  --                --               330            --          330

   Net earnings                                                --                --                --        12,259       12,259
                                                      -----------           -------           -------       -------     --------
BALANCE AT JANUARY 2, 1999                              7,831,080             2,349            51,418        90,754      144,521

   Shares issued in connection
     with incentive stock
     option plan                                            4,000                 1                48            --           49

   Shares issued in connection
     with long-term incentive plan                         15,666                 5               250            --          255

   Purchase and retirement of stock                       (17,000)               (5)             (266)           --         (271)

   Amortization of employee
     restricted stock awards                                   --                --                20            --           20

   Net earnings                                                --                --                --         3,597        3,597
                                                      -----------           -------           -------       -------     --------
BALANCE AT APRIL 3, 1999
   (UNAUDITED)                                          7,833,746           $ 2,350            51,470        94,351      148,171
                                                      ===========           =======           =======       =======     ========

     Notes:

(1)   Quarterly Financial Statements

         The quarterly consolidated financial statements of LADD Furniture, Inc. and its subsidiaries (referred to as "LADD" or the "Company") are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's latest Annual Report.

(2)   Inventories

         A summary of inventories follows (amounts in thousands):

                                                                                 April 3,                  January 2,
                                                                                  1999                         1999
                                                                            ----------------           --------------
         Inventories on the FIFO cost method:

              Finished goods                                                $       55,006                   51,414
              Work in process                                                       15,847                   15,708
              Raw materials and supplies                                            43,372                   42,374
                                                                            --------------             ------------

              Total inventories on the FIFO cost method                            114,225                  109,496

         Less adjustments of certain inventories to the
           LIFO cost method                                                        (10,526)                 (10,698)
                                                                            --------------             ------------

                                                                            $      103,699                   98,798
                                                                            ==============             ============

(3)  Repurchase Common Stock

      On December 10, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock over the next 24 months, not to exceed $10,000,000. During the first quarter of 1999, the Company purchased 17,000 shares for approximately $271,000 and immediately retired the stock.

(4)  Interest Rate Swap Agreement

      On March 30, 1999, the Company entered into a five-year interest rate swap agreement having a notional amount of $25,000,000 in order to reduce the impact of changes in interest rates on its floating rate long-term debt. The swap agreement commenced on April 19, 1999 and expires on April 19, 2004 with a fixed LIBOR rate of 5.635% per annum. The three-month floating LIBOR rate at April 3, 1999 was 5.00%. On a quarterly basis, the Company will pay to or receive from the counterparty to the agreement the difference between the fixed interest rate and the floating interest rate. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. The effect of the swap agreement will be to increase interest expense annually by approximately $160,000 based upon existing floating interest rates.
      See Exhibit 10-1 of Item 6 to this Quarterly Report on Form 10-Q.


(5)  Segment Information

      The Company manufactures and markets casegoods and upholstered furniture for two business segments - the residential furniture market and the contract furniture market. The residential furniture segment principally manufactures and sells to various retailers at wholesale prices. The contract furniture segment principally manufactures and sells to hospitality, government and assisted-living facilities at retail prices. The products in both segments consist of casegoods, upholstery, and accessories. The Company has no operations located outside the United States and has no sales to foreign countries that are individually material.

      Profit by business segment represents nets sales, less operating expenses, less interest expense. A portion of corporate expenses is included in each segment. Unallocated corporate expenses are included in the "Corporate" column. The following table shows net sales and profits by business segment for the quarters ended April 3, 1999 and April 4, 1998 and assets at April 3, 1999 and January 2, 1999 (amounts in thousands):

          April 3, 1999                      Residential           Contract           Corporate         Consolidated
          -------------                      -----------           --------           ---------         ------------
         Net Sales                             $119,203             37,941                    --           157,144
         Profit                                   4,484              2,683                (1,365)            5,802
         Assets                                 266,292             68,959                12,086           347,337

          April 4, 1998                      Residential           Contract           Corporate         Consolidated
          -------------                      -----------           --------           ---------         ------------
          Net Sales                            $114,705             32,704                    --           147,409
          Profit                                  3,382              2,061                (1,575)            3,868
          Assets (Jan. 2, 1999)                 256,623             65,703                14,639           336,965

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:

                                                           13 Weeks Ended
                                                     -------------------------
                                                      April 3,         April 4,
                                                       1999              1998
                                                      ------            ------
Net sales                                             100.0%            100.0%

Cost of sales                                          80.8              81.9
                                                     ------            ------

   Gross profit                                        19.2              18.1

Selling, general and administrative expenses           14.3              13.8
                                                     ------            ------
   Operating income                                     4.9               4.3
                                                     ------            ------
Other deductions
   Interest expense                                     1.3               1.8
   Other expense, net                                  (0.1)             (0.1)
                                                    -------            ------
                                                        1.2               1.7
                                                     ------            ------
   Earnings before income taxes                         3.7               2.6

Income tax expense                                      1.4               1.0
                                                     ------            ------
   Net earnings                                         2.3%              1.6%
                                                     ======            ======



        Total net sales for the first quarter of 1999 increased 6.6%, to $157.1 million, as compared to $147.4 million in the first quarter of 1998. The following table compares net sales by segment:

                                              April 3,             April 4,                           Percent
                                               1999                  1998              Increase         Change
                                           ------------          ------------         ---------       --------
     Residential                           $    119,203               114,705             4,498           3.9%
     Contract                                    37,941                32,704             5,237          16.0%
                                           ------------          ------------         ---------        ------

                                           $    157,144               147,409             9,735           6.6 %
                                           ============          ============         =========        ======

        The Company's order backlog increased 3% during the first quarter of 1999. The increased net sales of the residential segment for the first quarter of 1999 were due largely to the success of the recent residential product introductions, as well as improved retail furniture sales for the industry overall. The contract segment sales growth in the 1999 period was due primarily to continued hotel expansion and refurbishment and increased sales to the assisted-living facilities, trends that the Company anticipates will continue for the balance of 1999. The Company believes that (i) through existing production capacity; (ii) the planned addition of a new contract manufacturing facility, which will commence operations in the second half of 1999; and (iii) through production either from other LADD manufacturing plants or outside contractors, capacity will be sufficient to accommodate the contract sales growth anticipated for the remainder of 1999.

        Cost of sales as a percentage of net sales decreased to 80.8% for the first quarter of 1999, from 81.9% in 1998. This decrease resulted in an increase in gross profit margins to 19.2% for the 1999 first quarter, from 18.1% in 1998. The 1.1% increase in the first quarter gross profit percent was a result of improved manufacturing efficiencies, along with the production and shipment of recent product introductions carrying higher margins. In addition, improved margins were due to aggressive price discounting in the 1998 first quarter, principally for the sales of discontinued product, which was not as prevalent in the 1999 first quarter.

        Selling, general and administrative (SG&A) expenses increased to 14.3% of net sales for the first quarter of 1999, from 13.8% for the same period in 1998. The increase over the prior year was primarily attributable to marketing costs associated with recently introduced licensed furniture collections. The Company believes that its SG&A expense as a percent of net sales will be in the range of 14.0% to 14.5% for 1999.

        Other deductions (principally interest expense) represented 1.2% of net sales for the 1999 first quarter, down from 1.7% in 1998. Average outstanding borrowings were $10.9 million less for the first quarter of 1999 compared to the year-earlier period and the overall effective interest rate was approximately 1.1% lower for the 1999 quarter. As a result, interest expense in the first quarter declined by $536,000, or 20.7%. The decline in the effective interest rate was primarily due to: (i) reductions in the Company's interest rate margin, as provided for in the Company's bank credit facility, based on improved operating performance; and (ii) reductions in the base lending rates. Further, as a result of the improved 1999 first quarter operating results, the Company's interest rate margin was further reduced by 0.125% effective April 15, 1999. Based upon borrowing levels at April 3, 1999, the effect of this reduction, along with a February 1, 1999 amendment to the bank credit facility, which reduced the interest margin an additional 0.25%, will be to reduce interest expense by approximately $400,000 on an annual basis.

        The Company's estimated annual effective income tax rate was 38% for the first quarter of 1999, compared to 39% for the comparable 1998 quarter. The decrease in the effective tax rate resulted from the implementation of state tax planning strategies. The Company anticipates that its combined effective Federal and state tax rate will continue to approximate 38% over the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current ratio was 2.5 to 1 at April 3, 1999, compared to
2.6 to 1 at January 2, 1999. Net working capital totaled $126.4 million at April 3, 1999 and $122.7 million at January 2, 1999. As a result of the Company's sales growth and increased backlog, trade accounts receivable and inventories have increased from January 2, 1999 levels. The increase in inventories was largely due to production in the first quarter of 1999 to satisfy current sales demands. In addition, the Company's trade accounts payable and accrued expenses also increased during the 1999 first quarter, largely due to the increased production levels.

        During the first quarter of 1999, the Company generated $3.1 million in cash from operating activities, compared to $5.8 million in the 1998 period. The decrease in cash provided by operations was attributable to increased working capital requirements.

        During the 1999 first quarter, capital spending totaled $1.8 million, compared to $1.3 million during the year-earlier period. Total capital expenditures for all of 1999 are expected to approximate $12.0 million, as compared to $9.1 million for all of 1998. The increase in the Company's anticipated capital expenditures is due in part to capacity expansions planned at contract facilities.

        The Company's total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 42.4% at April 3, 1999, compared to 43.5% at January 2, 1999. The decrease resulted from improved operating performance, which allowed the Company to continue repaying debt while simultaneously increasing its equity base.

        On March 26, 1999, the Company purchased and retired 17,000 shares of its common stock for approximately $271,000. The stock repurchase was authorized by the Company's Board of Directors and financed through the Company's revolving credit line.

        At April 3, 1999, $36.8 million was available for future borrowings under the Company's revolving credit loan. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations, planned capital expenditures and lease commitments, and any future repurchases of the Company's common stock.

        On March 30, 1999, the Company entered into a five-year interest rate swap agreement having a notional amount of $25.0 million in order to reduce the impact of changes in interest rates on its floating rate long-term debt. The swap agreement effectively converts a portion of the floating rate to a fixed rate on the Company's long-term debt and commenced on April 19, 1999. The Company pays to or receives from the bank the difference between the floating three-month LIBOR rate and the fixed rate of 5.635% per annum on a quarterly basis.

YEAR 2000 COMPLIANCE

        The Company continues to actively address the business issues associated with the expected impact of the Year 2000 ("Y2K") on information technology systems and non-information technology systems (i.e., embedded technology) both internally and in relation to the Company's external customers and suppliers. Factors involved in assessing such business issues include the evaluation and testing of the Company's systems; evaluation, upgrading and certifying of automated plant machinery and equipment; and assessing the compliance strategies of significant customers and vendors and monitoring the status of those strategies (including electronic commerce with those companies).

        The Company has created a corporate-wide Y2K Steering Committee with subcommittees located at each of the Company's business units for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of non-compliance on information technology systems and non-information technology systems. An inventory of all the Company's equipment containing date sensitive embedded technology has been completed, and at the present time, a majority of this equipment has been either tested and/or deemed to be Y2K compliant. Since the fourth quarter of 1994, the Company has been upgrading its information systems technology with Y2K compliant software to support its manufacturing, sales and order entry, and financial reporting systems. As a result, a significant portion of the Company's information technology systems were Y2K compliant prior to 1998. At the present time, the Company believes it has completed almost all of the necessary internal software and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems.

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

        The Company believes the actions it has taken since late 1994 with regard to Y2K issues have minimized Y2K related capital costs and expenses incurred to date and estimates that it has already incurred a majority of the required Y2K compliance expenditures. These amounts exclude funds invested in the purchase and lease of personal computers and the implementation of other computer system upgrades. While such investments were made primarily to resolve technological obsolescence and capacity constraints, they also resulted in the new equipment and upgraded systems being Y2K compliant. Anticipated expenditures and lease commitments relating the Y2K compliance are expected to be less than $400,000 for the remainder of 1999. However, new developments may subsequently occur that could affect the Company's estimates of the costs for Y2K compliance.

FORWARD-LOOKING STATEMENTS

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "forecasts," "should," or "anticipates." The Company cautions readers that these forward-looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs, interest costs and Y2K compliance, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. This is due to several important factors herein identified, including without limitation: anticipated growth in sales; success of new product introductions; increased cash flow from operations; anticipated selling, general and administrative expenses; projected capital spending; decreased interest expense; the effect of the interest rate swap agreement, Y2K readiness (particularly with respect to third-party vendor compliance); and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 5.     OTHER INFORMATION
                  None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 10-1 Interest rate swap agreement dated March 30, 1999 between the Company and Fleet National Bank.

                 10-2 Amendment to the 1994 Incentive Stock Option Plan dated March 10, 1999.

                 27-1   (edgar version only)

            (b)  Reports on Form 8-K

                 On February 5, 1999, the Company filed with the Commission a Form 8-K dated February 4, 1999 which reported under Item 5 the Press Release dated February 4, 1999 reporting the Company's fourth quarter 1998 and 1998 full year operating results.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   LADD Furniture, Inc.



Date:  May 14, 1999                           By:  /s/ William S. Creekmuir
                                                   --------------------------
                                                   William S. Creekmuir
                                                   Executive Vice President
                                                   and Chief Financial Officer