Form 10-Q
period 1999-07-03
LADD FURNITURE INC
filed 1999-08-10
CIK 721669

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                       For the Quarter Ended July 3, 1999

                                -----------------


                           Commission File No. 0-11577

                                -----------------


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
                    Yes  x                No
                       ------                 ------

As of August 6, 1999 there were 7,831,484 shares of Common Stock ($.30 par value) of the registrant outstanding.


================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
      For the thirteen and twenty six weeks ended July 3, 1999 and July 4, 1998
                 (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                               13 Weeks Ended         26 Weeks Ended
                                                           ----------------------   -------------------

                                                             July 3,      July 4,     July 3,   July 4,
                                                              1999         1998        1999      1998
                                                           ----------   ---------   --------   --------

Net sales                                                   $ 153,015     135,505    310,159   282,914

Cost of sales                                                 122,043     108,173    249,016   228,906
                                                            ---------     -------   --------   -------
    Gross profit                                               30,972      27,332     61,143    54,008

Selling, general and administrative expenses                   22,423      19,947     44,839    40,297
                                                            ---------     -------   --------   -------
    Operating income                                            8,549       7,385     16,304    13,711
                                                            ---------     -------   --------   -------
Other deductions:
  Interest expense                                              1,827       2,371      3,875     4,955
  Other income, net                                               (37)        310       (132)      184
                                                            ---------     -------   --------   -------
                                                                1,790       2,681      3,743     5,139
                                                            ---------     -------   --------   -------

    Earnings before income taxes                                6,759       4,704     12,561     8,572

Income tax expense                                              2,443       1,835      4,648     3,343
                                                            ---------     -------   --------   -------
    Net earnings                                            $   4,316       2,869      7,913     5,229
                                                            =========     =======   ========   =======

Net earnings per common share - basic                       $    0.55        0.37       1.01      0.67
                                                            =========     =======   ========   =======

Net earnings per common share - diluted                     $    0.54        0.35       0.99      0.65
                                                            =========     =======   ========   =======

Weighted average number of
  common shares outstanding - basic                             7,830       7,812      7,835     7,786
                                                            =========     =======   ========   =======
Weighted average number of
  common shares outstanding - diluted                           7,981       8,165      7,968     8,056
                                                            =========     =======   ========   =======

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        July 3, 1999 and January 2, 1999
                   (Amounts in thousands, except share data)

                                                                 July 3,
                                                                   1999       January 2,
                                                               (Unaudited)      1999 *
                                                               -----------    ----------

                                     ASSETS

Current assets:
   Cash                                                         $    196           110
   Trade accounts receivable, less allowances for
     doubtful receivables, discounts, returns and
     allowances of $3,009 and $2,482, respectively                90,361        90,286
   Inventories                                                   105,789        98,798
   Prepaid expenses and other current assets                       8,999         8,771
                                                                --------       -------
          Total current assets                                   205,345       197,965
                                                                --------       -------
Property, plant and equipment, net                                64,917        66,297
Intangible and other assets, net                                  70,568        72,703
                                                                --------       -------
                                                                $340,830       336,965
                                                                ========       =======

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                       $  6,590         6,590
   Trade accounts payable                                         32,487        31,296
   Accrued expenses and other current liabilities                 41,999        37,384
                                                                --------       -------
          Total current liabilities                               81,076        75,270
                                                                --------       -------
Long-term debt, excluding current installments                    95,110       104,585
Deferred and other liabilities                                    12,294        12,589
                                                                --------       -------
          Total liabilities                                      188,480       192,444
                                                                --------       -------
Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                 --            --
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,825,783 shares
     and 7,831,080 shares, respectively                            2,348         2,349
   Additional paid-in capital                                     51,335        51,418
   Retained earnings                                              98,667        90,754
                                                                --------       -------
                                                                 152,350       144,521
                                                                --------       -------
                                                                $340,830       336,965
                                                                ========       =======

  * Derived from the Company's 1998 audited Consolidated Financial Statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the twenty-six weeks ended July 3, 1999 and July 4, 1998
                             (Amounts in thousands)
                                  (Unaudited)

                                                                               26 Weeks Ended
                                                                          -------------------------

                                                                            July 3,        July 4,
                                                                             1999           1998
                                                                          ----------     ----------
Cash flows from operating activities:
   Net earnings                                                           $  7,913         5,229
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                          5,264         5,072
      Amortization                                                           1,836         1,939
      Provision for losses on trade accounts receivable                        567           603
      Gain on sales of assets                                                 (290)          (98)
      Provision for deferred income taxes                                   (1,004)          899
      Forgiveness of debt                                                       --          (217)
      Increase in deferred and other liabilities                               434           295
      Change in assets and liabilities:
        Increase in trade accounts receivable                                 (642)       (2,559)
        Increase in inventories                                             (6,991)       (8,940)
        Increase in prepaid expenses and other
          current assets                                                      (228)       (1,498)
        Increase in trade accounts payable                                   1,191         6,829
        Increase in accrued expenses and other
          current liabilities                                                5,233         3,680
                                                                          --------       -------
      Total adjustments                                                      5,370         6,005
                                                                          --------       -------
      Net cash provided by operating activities                             13,283        11,234
                                                                          --------       -------
Cash flows from investing activities:
   Additions to property, plant and equipment                               (3,911)       (3,977)
   Proceeds from sales of assets                                             1,681            39
   (Additions to) reductions in intangible and other assets                 (1,122)          763
                                                                          --------       -------
      Net cash used in investing activities                                 (3,352)       (3,175)
                                                                          --------       -------
Cash flows from financing activities:
   Proceeds from borrowings                                                  1,312            37
   Principal payments on borrowings                                        (10,787)       (8,994)
   Purchase of common stock                                                   (449)           --
   Other                                                                        79           912
                                                                          --------       -------
      Net cash used in financing activities                                 (9,845)       (8,045)
                                                                          --------       -------
      Net increase in cash                                                      86            14
Cash at beginning of period                                                    110            75
                                                                          --------       -------
Cash at end of period                                                     $    196            89
                                                                          ========       =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                $  3,693         4,920
  Cash paid (net of refunds received) during the period for income taxes     2,862         1,454
                                                                          ========       =======

                      LADD FURNITURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)


                                                        Number                 Additional               Total
                                                       of shares    Common      paid-in   Retained   shareholders'
                                                        issued      stock       capital   earnings     equity
                                                      ----------   --------     --------  ---------   ----------



BALANCE AT JANUARY 3, 1998                             7,759,683    $ 2,328      50,102    78,495      130,925

   Shares issued in connection
     with incentive stock
     option plan                                          75,747         22         985        --        1,007

   Retirement of stock and purchase
     of restricted stock                                  (4,350)        (1)        (86)       --          (87)

   Amortization of employee
     restricted stock awards                                  --         --          87        --           87

   Tax benefit from exercise of stock options                 --         --         330        --          330

   Net earnings                                               --         --          --    12,259       12,259
                                                      ----------    -------     -------    ------     --------
BALANCE AT JANUARY 2, 1999                             7,831,080      2,349      51,418    90,754      144,521

   Shares issued in connection
     with incentive stock
     option plan                                           6,037          2          77        --           79

   Shares issued in connection
     with long-term incentive plan                        15,666          5         250        --          255

   Purchase and retirement of stock                      (27,000)        (8)       (441)       --         (449)

   Amortization of employee
     restricted stock awards                                  --         --          31        --           31

   Net earnings                                               --         --          --     7,913        7,913
                                                      ----------    -------     -------    ------     --------
BALANCE AT JULY 3, 1999
   (UNAUDITED)                                         7,825,783    $ 2,348      51,335    98,667      152,350
                                                      ==========    =======     =======    ======     ========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

(1)      QUARTERLY FINANCIAL STATEMENTS

         The quarterly consolidated financial statements of LADD Furniture, Inc and its subsidiaries (referred to as "LADD" or the "Company") are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair statement of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes thereto included in the Company's latest Annual Report.

(2)      INVENTORIES

         A summary of inventories follows (amounts in thousands):

                                                                 July 3,       January 2,
                                                                  1999           1999
                                                                --------       --------
Inventories on the FIFO cost method:

     Finished goods                                             $ 59,515        51,414
     Work in process                                              14,848        15,708
     Raw materials and supplies                                   41,952        42,374
                                                                --------       -------
     Total inventories on the FIFO cost method                   116,315       109,496

Less adjustments of certain inventories to the
  LIFO cost method                                               (10,526)      (10,698)
                                                                --------       -------
                                                                $105,789        98,798
                                                                ========       =======

(3)      PURCHASE OF COMMON STOCK

         On December 10, 1998, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of the Company's common stock over the next 24 months, not to exceed $10,000,000. During the first quarter of 1999, the Company purchased 17,000 shares for approximately $271,000 and immediately retired the stock. During the second quarter of 1999, the Company purchased 10,000 shares for approximately $178,000 and immediately retired the stock.

(4)      INTEREST RATE SWAP AGREEMENT

         On March 30, 1999, the Company entered into a five-year interest rate swap agreement having a notional amount of $25,000,000 in order to reduce the impact of changes in interest rates on its floating rate long-term debt. The swap agreement commenced on April 19, 1999 and expires on April 19, 2004 with a fixed LIBOR rate of 5.635% per annum. The three-month floating LIBOR rate at July 3, 1999 was 5.31%. On a quarterly basis, the Company will pay to or receive from the counterparty to the agreement the difference between the fixed interest rate and the floating interest rate. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. The effect of the swap agreement will be to increase interest expense annually by approximately $85,000 based upon existing floating interest rates.


(5)      SEGMENT INFORMATION

         The Company manufactures and markets casegoods and upholstered furniture for two business segments-the residential furniture market and the contract furniture market. The residential furniture segment principally manufactures and sells to various retailers at wholesale prices. The contract furniture segment principally manufactures and sells to hospitality, government and assisted-living facilities at retail prices. The products in both segments consist of casegoods, upholstery, and accessories. The Company has no operations located outside the United States and has no sales to foreign countries that are individually material.

         Profit by business segment represents net sales, less operating expenses, less interest expense. A portion of corporate expenses is included in each segment. Unallocated corporate expenses are included in the "Corporate" column. The following tables show net sales and profit by business segment for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998:

                                   13 Weeks Ended               26 Weeks Ended
                            ---------------------------  ----------------------------
          Net Sales         July 3, 1999  July 4, 1998   July 3, 1999    July 4, 1998
          ---------         ------------  -------------  -------------   ------------

         Residential           $114,202       103,460        233,405        218,165
         Contract                38,813        32,045         76,754         64,749
                               ----------------------------------------------------
         Consolidated           153,015       135,505        310,159        282,914
                               ====================================================

                                   13 Weeks Ended               26 Weeks Ended
                            ---------------------------   ---------------------------
         Profit             July 3, 1999  July 4, 1998    July 3, 1999   July 4, 1998
         ------             ------------  -------------   ------------   ------------

         Residential           $  4,368         3,016          8,852          6,398
         Contract                 4,000         3,037          6,683          5,098
         Corporate               (1,609)       (1,349)        (2,974)        (2,924)
                               ----------------------------------------------------
         Consolidated             6,759         4,704         12,561          8,572
                               ====================================================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:

                                                        13 Weeks Ended           26 Weeks Ended
                                                   ----------------------    ----------------------
                                                    July 3,       July 4,     July 3,      July 4,
                                                      1999         1998         1999        1998
                                                   ----------   ---------    ---------     -------
Net sales                                            100.0%      100.0%       100.0%       100.0%

Cost of sales                                         79.8        79.8         80.3         80.9
                                                     -----       -----        -----        -----

     Gross profit                                     20.2        20.2         19.7         19.1

Selling, general and administrative expenses          14.6        14.7         14.4         14.3
                                                     -----       -----        -----        -----
     Operating income                                  5.6         5.5          5.3          4.8
                                                     -----       -----        -----        -----
Other deductions:
     Interest expense                                  1.2         1.8          1.2          1.7
     Other expense, net                                0.0         0.2          0.0          0.1
                                                     -----       -----        -----        -----
                                                       1.2         2.0          1.2          1.8
                                                     -----       -----        -----        -----
     Earnings before income taxes                      4.4         3.5          4.1          3.0

Income tax expense                                     1.6         1.4          1.5          1.2
                                                     -----       -----        -----        -----
     Net earnings                                      2.8%        2.1%         2.6%         1.8%
                                                     =====       =====        =====        =====

         Total net sales for the second quarter of 1999 increased 12.9%, to $153.0 million, as compared to $135.5 million in the second quarter of 1998. The following table compares second quarter net sales by segment:

                                              July 3,       July 4,                  Percent
                                               1999          1998      Increase      Change
                                           ----------      -------     --------     --------

     Residential                           $  114,202      103,460       10,742        10.4%
     Contract                                  38,813       32,045        6,768        21.1%
                                           ----------      -------     --------      ------

                                           $  153,015      135,505       17,510        12.9%
                                           ==========      =======     ========      ======

Total net sales for the first six months of 1999 increased 9.6%, to $310.2 million, as compared to $282.9 million in the same period of 1998. The following table compares first half net sales by segment:


                                             July 3,      July 4,                  Percent
                                              1999        1998        Increase     Change
                                           ---------     -------     ---------    --------

Residential                                $233,405      218,165        15,240       7.0%
Contract                                     76,754       64,749        12,005      18.5%
                                           --------      -------     ---------    ------

                                           $310,159      282,914        27,245       9.6%
                                           ========      =======     =========    ======

         The Company's order backlog increased 1.0% during the second quarter and rose 3.8% for the first six months of 1999. The increased net sales of the residential segment for the second quarter and first six months of 1999 were due largely to the success of the recent residential product introductions, as well as improved retail furniture sales for the industry overall. The contract segment sales growth in the 1999 periods was due primarily to continued hotel refurbishment and expansion and increased sales to assisted-living facilities, trends that the Company anticipates will continue into the year 2000. The Company believes that its capacity will be sufficient to accommodate the contract sales growth anticipated for the foreseeable future through: (i) existing production capacity; (ii) the addition of a new contract manufacturing facility, which will commence operations in the second half of 1999; and (iii) production from other LADD manufacturing plants and/or outside contractors.

         Cost of sales as a percentage of net sales was 79.8% for the second quarter of both 1999 and 1998, which resulted in a gross margin of 20.2% for those periods. For the first six months of 1999, cost of sales as a percentage of net sales was 80.3%, down from 80.9% for the comparable 1998 period. The resulting increase in gross margins to 19.7% for the first six months of 1999, from 19.1% in 1998, was due to improved manufacturing efficiencies, along with the production and shipment of recent product introductions carrying higher margins. In addition, improved margins were due to aggressive price discounting in the 1998 first six months, principally for the sales of discontinued product, which did not reoccur in 1999. Although recent reductions in hardwood lumber prices (except for cherry species) have been beneficial to the Company, price increases in certain other raw materials have somewhat offset those savings.

         Selling, general and administrative (SG&A) expenses decreased slightly to 14.6% of net sales for the second quarter of 1999, from 14.7% for the same period in 1998, while first half SG&A expenses increased slightly to 14.4% from 14.3% in 1998. The Company believes that its SG&A expense as a percentage of net sales will be in the range of 14.0% to 14.5% for all of 1999.

         Other deductions (principally interest expense) represented 1.2% of net sales for both the 1999 second quarter and first six months, down from 2.0% and 1.8%, respectively, in the 1998 periods. Average outstanding borrowings were $13.9 million less for the second quarter of 1999 and $12.4 million less for the first six months of 1999, than in the year-earlier periods, and the overall effective interest rate was approximately 1.0% lower for both 1999 periods. As a result, interest expense in the 1999 second quarter and first half declined by $544,000 and $1.1 million, respectively, or 22.9% and 21.8%, as compared to the same periods of 1998. The decline in the effective interest rate was primarily due to reductions in the Company's interest rate margin, as provided for in the Company's bank credit facility, based upon improved operating performance of the Company. As a result of the improved 1999 first quarter operating results, effective April 15, 1999, the Company's interest rate margin was further reduced 0.125% by its bank lending group. Effective

July 1, 1999, the Federal Reserve Board raised short-term U.S. interest rates 0.25%, which resulted in comparable increases in the Company's prime and LIBOR bank lending rates. Based on outstanding borrowings at July 3, 1999, this rate increase will raise the Company's interest expense by approximately $250,000 on an annual basis.

         The Company's estimated annual effective income tax rate was reduced to 36.1% during the second quarter of 1999, resulting in a 37.0% income tax rate for the first six months of 1999, compared to 39% for the comparable 1998 period. The decrease in the effective income tax rate resulted from the implementation of state tax planning strategies and state tax incentive projects, and the successful conclusion of an IRS audit covering the years 1993-1996, with no adjustments affecting book earnings. Considering these factors, the Company anticipates that its combined effective Federal and state income tax rate will continue to approximate 37% over the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current ratio was 2.5 to 1 at July 3, 1999, compared to
2.6 to 1 at January 2, 1999. Net working capital totaled $124.3 million at July 3, 1999 and $122.7 million at January 2, 1999. As a result of the Company's sales growth and increased backlog, inventories increased $7.0 million from January 2, 1999 levels. The increase in inventories was due to production demands in the first half of 1999 to satisfy the current order backlog. In addition, the Company's trade accounts payable and accrued expenses also increased during the 1999 first six months, largely due to the increased production levels.

         The Company generated $13.3 million in cash from operating activities during the first six months of 1999, compared to $11.2 million in the 1998 period. The increase in cash provided by operations was attributable to increased net earnings and a reduction in days sales outstanding.

         During this year's first six months, capital spending totaled $3.9 million, compared to $4.0 million during the year-earlier period. Total capital expenditures for all of 1999 are expected to approximate $10.0 million, as compared to $9.1 million for all of 1998. The increase in the Company's anticipated capital expenditures is due in part to capacity expansions planned at its contract manufacturing facilities. Additionally, significant machinery and equipment acquisitions will be financed through the Company's existing operating lease lines.

         The Company's total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 40.0% at July 3, 1999, compared to 43.5% at January 2, 1999. The decrease resulted from improved operating performance, which allowed the Company to continue repaying debt while simultaneously increasing its equity base.

         On March 26, 1999, the Company purchased and retired 17,000 shares of its common stock for approximately $271,000. In addition, on May 12, 1999, the Company purchased and retired 10,000 shares of its common stock for approximately $178,000. The stock purchases were authorized by the Company's Board of Directors and financed through the Company's revolving credit line. (See footnote (3)).

         At July 3, 1999, $43.2 million was available for future borrowings under the Company's revolving credit loan. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations, planned capital expenditures and lease commitments, and any future purchases of the Company's common stock.

         On March 30, 1999, the Company entered into a five-year interest rate swap agreement having a notional amount of $25.0 million in order to reduce the impact of changes in interest rates on its floating rate long-term debt. The swap agreement, which commenced April 19, 1999, effectively converts a portion of the Company's floating rate long-term debt to a fixed rate. On a quarterly basis, the Company pays to or receives from the bank, the difference between the floating three-month LIBOR rate and the fixed rate of 5.635% per annum. The effect of the swap agreement will be to increase interest expense annually by approximately $85,000 based upon existing floating interest rates.

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

         The Company has created a corporate-wide Y2K Steering Committee with subcommittees located at each of the Company's business units for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of non-compliance on information technology systems and non-information technology systems. An inventory of all the Company's equipment containing date sensitive embedded technology has been completed, and at the present time, substantially all of this equipment has been either tested and/or deemed to be Y2K compliant. Since the fourth quarter of 1994, the Company has been upgrading its information systems technology with Y2K compliant software to support its manufacturing, sales and order entry, and financial reporting systems. As a result, a significant portion of the Company's information technology systems were Y2K compliant prior to 1998. At the present time, the Company believes it has completed almost all of the necessary internal software and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems.

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

         The Company believes the actions it has taken since late 1994 with regard to Y2K issues have minimized Y2K related capital costs and expenses incurred to date and estimates that it has already incurred a majority of the required Y2K compliance expenditures. These amounts exclude funds invested in the purchase and lease of personal computers and the implementation of other computer system upgrades. While such investments were made primarily to resolve technological obsolescence and capacity constraints, they also resulted in the new equipment and upgraded systems being Y2K compliant. Anticipated expenditures and lease commitments relating the Y2K compliance are expected to be less than $350,000 for the remainder of 1999. However, new developments may subsequently occur that could affect the Company's estimates of the costs for Y2K compliance.

FORWARD-LOOKING STATEMENTS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "forecasts," "should," or "anticipates." The Company cautions readers that these forward-looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs, interest costs and Y2K compliance, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. This uncertainty is due to several important factors herein identified, including without limitation: anticipated growth in sales; success of new product introductions; increased cash flow from operations; anticipated selling, general and administrative expenses; projected capital spending including lease commitments; decreased interest expense; the effect of the interest rate swap agreement, Y2K preparedness (particularly with respect to third-party vendor compliance); and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The annual meeting of shareholders of the Company was held in Greensboro, North Carolina on April 29, 1999. Of the 7,850,746 shares of common stock outstanding on the record date, 6,246,650 shares were present in person or by proxy. Those shares were voted on the following matters as set forth below:


                     A. Election of Directors:

                        Charles R. Eitel                                 Fred L. Schuermann, Jr.
                        For:                         5,834,776           For:                             5,834,776
                        Abstentions:                   411,874           Abstentions:                       411,874
                        Broker Non-Votes:                    0           Broker Non-Votes:                        0

                        Zenon S. Nie                                     L. Glenn Orr, Jr.
                        For:                         5,834,442           For:                             5,834,074
                        Abstentions:                   412,208           Abstentions:                       412,576
                        Broker Non-Votes:                    0           Broker Non-Votes:                        0

                        David A. Jones                                   Thomas F. Keller
                        For:                         5,834,442           For:                             5,834,776
                        Abstentions:                   412,208           Abstentions:                       411,874
                        Broker Non-Votes:                    0           Broker Non-Votes:                        0

                        Ian J. McCarthy
                        For:                         5,834,686
                        Abstentions:                   411,964
                        Broker Non-Votes:                    0

                     B. Proposal to ratify the election of KPMG LLP as independent auditors of the Company for 1999:

                        For:                         6,239,131
                        Against:                         6,322
                        Abstentions:                     1,197
                        Broker Non-votes:                    0

                     C. Proposal to approve an amendment to the Company's 1994 Incentive Stock Option Plan:

                        For:                         4,814,835
                        Against:                     1,404,026
                        Abstentions:                    27,789
                        Broker Non-votes:                    0

ITEM 5.     OTHER INFORMATION
              None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a)Exhibits

                     27-1 (EDGAR version only)

              (b)Reports on Form 8-K

                     On April 14, 1999, the Company filed with the Commission a Form 8-K dated April 13, 1999 which reported under Item 5 the Press Release dated April 13, 1999 reporting the Company's 1999 first quarter operating results.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LADD Furniture, Inc.



Date:  August 10, 1999                   By:  s/William S. Creekmuir
                                              --------------------------
                                              William S. Creekmuir
                                              Executive Vice President
                                              and Chief Financial Officer