Form 10-Q
period 1999-10-02
LADD FURNITURE INC
filed 1999-11-05
CIK 721669

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                     For the Quarter Ended October 2, 1999

                                 ------------

                          Commission File No. 0-11577

                                 ------------

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

                         Yes [X]               No [ ]

As of October 27, 1999 there were 7,833,518 shares of Common Stock ($.30 par value) of the registrant outstanding.

================================================================================

                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
For the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                                13 Weeks Ended              39 Weeks Ended
                                                            ---------------------      ----------------------

                                                             Oct. 2,      Oct. 3,       Oct. 2,       Oct. 3,
                                                              1999         1998          1999           1998
                                                            --------      -------      --------       -------
Net sales                                                   $150,651      142,896       460,810       425,810

Cost of sales                                                120,751      115,160       369,767       344,066
                                                            --------      -------      --------       -------

    Gross profit                                              29,900       27,736        91,043        81,744

Selling, general and administrative expenses                  20,973       19,932        65,812        60,229
                                                            --------      -------      --------       -------
    Operating income                                           8,927        7,804        25,231        21,515
                                                            --------      -------      --------       -------

Other deductions:
  Interest expense                                             1,695        2,220         5,570         7,175
  Other expense (income), net                                    113          148           (19)          332
                                                            --------      -------      --------       -------
                                                               1,808        2,368         5,551         7,507
                                                            --------      -------      --------       -------

    Earnings before income taxes                               7,119        5,436        19,680        14,008

Income tax expense                                             2,634        2,117         7,282         5,460
                                                            --------      -------      --------       -------

    Net earnings                                            $  4,485        3,319        12,398         8,548
                                                            ========      =======      ========       =======

Net earnings per common share - basic                       $   0.57         0.42          1.58          1.10
                                                            ========      =======      ========       =======

Net earnings per common share - diluted                     $   0.56         0.41          1.55          1.06
                                                            ========      =======      ========       =======

Weighted average number of
  common shares outstanding - basic                            7,831        7,831         7,834         7,801
                                                            ========      =======      ========       =======

Weighted average number of
  common shares outstanding - diluted                          8,000        8,034         7,979         8,074
                                                            ========      =======      ========       =======

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    October 2, 1999 and January 2, 1999
                 (Amounts in thousands, except share data)


                                     ASSETS
                                                                      October 2,
                                                                         1999             January 2,
                                                                      (Unaudited)            1999*
                                                                      -----------         ----------
Current assets:
   Cash                                                                 $    137               110
   Trade accounts receivable, less allowances for
     doubtful receivables, discounts, returns and
     allowances of $2,540 and $2,482, respectively                        96,113            90,286
   Inventories                                                           106,400            98,798
   Prepaid expenses and other current assets                               9,609             8,771
                                                                        --------           -------
          Total current assets                                           212,259           197,965
                                                                        --------           -------
Property, plant and equipment, net                                        66,828            66,297
Intangible and other assets, net                                          71,231            72,703
                                                                        --------           -------


                                                                        $350,318           336,965
                                                                        ========           =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                               $  6,590             6,590
   Trade accounts payable                                                 36,202            31,296
   Accrued expenses and other current liabilities                         42,679            37,384
                                                                        --------           -------
          Total current liabilities                                       85,471            75,270
                                                                        --------           -------

Long-term debt, excluding current installments                            95,365           104,585
Deferred and other liabilities                                            12,521            12,589
                                                                        --------           -------

          Total liabilities                                              193,357           192,444
                                                                        --------           -------

Shareholders' equity:
   Preferred stock of $100 par value. Authorized
     500,000 shares; no shares issued                                         --                --
   Common stock of $.30 par value. Authorized
     50,000,000 shares; issued 7,833,518 shares
     and 7,831,080 shares, respectively                                    2,350             2,349
   Additional paid-in capital                                             51,459            51,418
   Retained earnings                                                     103,152            90,754
                                                                        --------           -------
                                                                         156,961           144,521
                                                                        --------           -------

                                                                        $350,318           336,965
                                                                        ========           =======


* Derived from the Company's 1998 audited Consolidated Financial Statements.

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the thirty-nine weeks ended October 2, 1999 and October 3, 1998
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                              39 Weeks Ended
                                                                                       --------------------------

                                                                                       October 2,      October 3,
                                                                                          1999            1998
                                                                                       ----------      ----------
Cash flows from operating activities:
   Net earnings                                                                         $ 12,398         8,548
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
      Depreciation of property, plant and equipment                                        7,786         7,640
      Amortization                                                                         2,763         2,832
      Provision for losses on trade accounts receivable                                      835           955
      Gain on sales of assets                                                               (405)         (165)
      Provision for deferred income taxes                                                 (1,176)          269
      Forgiveness of debt                                                                     --          (217)
      Increase in deferred and other liabilities                                           1,254           606
      Change in assets and liabilities:
        Increase in trade accounts receivable                                             (6,662)      (12,519)
        Increase in inventories                                                           (7,602)      (10,164)
        (Increase) decrease in prepaid expenses and other
          current assets                                                                    (838)          892
        Increase in trade accounts payable                                                 4,906         7,494
        Increase in accrued expenses and other
          current liabilities                                                              5,536         7,818
                                                                                        --------       -------
      Total adjustments                                                                    6,397         5,441
                                                                                        --------       -------
      Net cash provided by operating activities                                           18,795        13,989
                                                                                        --------       -------

Cash flows from investing activities:
   Additions to property, plant and equipment                                             (8,368)       (6,335)
   Proceeds from sales of assets                                                           2,532            69
   (Additions to) reductions in intangible and other assets                               (3,446)          484
                                                                                        --------       -------
      Net cash used in investing activities                                               (9,282)       (5,782)
                                                                                        --------       -------
Cash flows from financing activities:
   Proceeds from borrowings                                                                2,020         1,005
   Principal payments on borrowings                                                      (11,240)      (10,051)
   Purchase of common stock                                                                 (449)           --
   Other                                                                                     183           920
                                                                                        --------       -------
      Net cash used in financing activities                                               (9,486)       (8,126)
                                                                                        --------       -------
      Net increase in cash                                                                    27            81
Cash at beginning of period                                                                  110            75
                                                                                        --------       -------
Cash at end of period                                                                   $    137           156
                                                                                        ========       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                              $  5,396         7,144
  Cash paid (net of refunds received) during the period for income taxes                   5,655         2,561
                                                                                        ========       =======

                     LADD FURNITURE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Amounts in thousands, except share data)


                                                      Number                     Additional                  Total
                                                    of shares        Common       paid-in      Retained   shareholders'
                                                      issued         stock        capital      earnings      equity
                                                    ---------       -------      ----------    --------   -------------

BALANCE AT JANUARY 3, 1998                          7,759,683       $ 2,328        50,102        78,495       130,925

   Shares issued in connection
     with incentive stock
     option plan                                       75,747            22           985            --         1,007

   Retirement of stock and purchase
     of restricted stock                               (4,350)           (1)          (86)           --           (87)

   Amortization of employee
     restricted stock awards                               --            --            87            --            87

   Tax benefit from exercise of stock options              --            --           330            --           330

   Net earnings                                            --            --            --        12,259        12,259
                                                    ---------       -------       -------      --------       -------

BALANCE AT JANUARY 2, 1999                          7,831,080         2,349        51,418        90,754       144,521

   Shares issued in connection
     with incentive stock
     option plan                                       13,772             4           179            --           183

   Shares issued in connection
     with long-term incentive plan                     15,666             5           250            --           255

   Purchase and retirement of stock                   (27,000)           (8)         (441)           --          (449)

   Amortization of employee
     restricted stock awards                               --            --            53            --            53

   Net earnings                                            --            --            --        12,398        12,398
                                                    ---------       -------       -------       -------      --------
BALANCE AT OCTOBER 2, 1999
   (UNAUDITED)                                      7,833,518       $ 2,350        51,459       103,152       156,961
                                                    =========       =======       =======       =======      ========

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

(1)      QUARTERLY FINANCIAL STATEMENTS

         The quarterly consolidated financial statements of LADD Furniture, Inc. and its subsidiaries (referred to as "LADD" or the "Company") are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments necessary for a fair presentation of the operating results for the interim periods indicated. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures prepared in accordance with generally accepted accounting principles have been either condensed or omitted pursuant to SEC rules and regulations. However, management believes that the disclosures made are adequate for a fair presentation of results of operations and financial position. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes thereto included in the Company's latest Annual Report.

(2)      INVENTORIES

         A summary of inventories follows (amounts in thousands):


                                                             October 2,     January 2,
                                                               1999            1999
                                                             ----------     ----------
         Inventories on the FIFO cost method:

              Finished goods                                 $  57,916         51,414
              Work in process                                   16,237         15,708
              Raw materials and supplies                        42,773         42,374
                                                             ---------       --------

              Total inventories on the FIFO cost method        116,926        109,496

         Less adjustments of certain inventories to the
           LIFO cost method                                    (10,526)       (10,698)
                                                             ---------       --------

                                                             $ 106,400         98,798
                                                             =========       ========

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

(4)      INTEREST RATE SWAP AGREEMENT

         On March 30, 1999, the Company entered into a five-year interest rate swap agreement having a notional amount of $25,000,000 in order to reduce the impact of changes in interest rates on its floating rate long-term debt. The swap agreement commenced on April 19, 1999 and was to expire on April 19, 2004 with a fixed LIBOR rate of 5.635% per annum. Effective September 27, 1999, the swap agreement was terminated for cash at its fair market value resulting in a gain of approximately $672,000. The gain will be amortized against interest expense over the remaining term of the Loan and Security Agreement, which expires on July 12, 2001.

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

         Profit by business segment represents net sales, less operating expenses, less interest expense. A portion of corporate expenses is included in each segment. Unallocated corporate expenses are included below in "Corporate". The following tables show net sales and profit by business segment for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998:



                                           13 Weeks Ended                   39 Weeks Ended
                                   -----------------------------      ----------------------------
         Net Sales                 Oct. 2, 1999     Oct. 3, 1998      Oct. 2, 1999    Oct. 3, 1998
         ---------                 ------------     ------------      ------------    ------------

         Residential                 $115,764          111,831          349,169          329,996
         Contract                      34,887           31,065          111,641           95,814
                                     --------          -------          -------          -------
         Consolidated                $150,651          142,896          460,810          425,810
                                     ========          =======          =======          =======

                                           13 Weeks Ended                   39 Weeks Ended
                                   -----------------------------      ----------------------------
         Profit                    Oct. 2, 1999     Oct. 3, 1998      Oct. 2, 1999    Oct. 3, 1998
         ---------                 ------------     ------------      ------------    ------------

         Residential                 $  4,127            4,267           12,979           10,665
         Contract                       3,955            2,609           10,638            7,707
         Corporate                       (963)          (1,440)          (3,937)          (4,364)
                                     --------          -------          -------          -------
         Consolidated                $  7,119            5,436           19,680           14,008
                                     ========          =======          =======          =======

(6)      LADD AND LA-Z-BOY MERGER

         On September 28, 1999, the Company entered into an Agreement and Plan of Merger with La-Z-Boy Incorporated (La-Z-Boy). Under the terms of the agreement, each share of LADD common stock will be converted into
         1.18 shares of La-Z-Boy common stock, and LADD will become a wholly-owned subsidiary of La-Z-Boy. Following the merger, former LADD shareholders will own approximately 15 percent of La-Z-Boy. The merger is subject to shareholder and regulatory approval.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:


                                                     13 Weeks Ended            39 Weeks Ended
                                                 ---------------------      -------------------
                                                 Oct. 2,       Oct. 3,      Oct. 2,     Oct. 3,
                                                   1999          1998         1999        1998
                                                 -------       -------      -------     -------

Net sales                                         100.0%        100.0%       100.0%      100.0%

Cost of sales                                      80.2          80.6         80.2        80.8
                                                  -----         -----        -----       -----

     Gross profit                                  19.8          19.4         19.8        19.2

Selling, general and administrative expenses       13.9          13.9         14.3        14.1
                                                  -----         -----        -----       -----

     Operating income                               5.9           5.5          5.5         5.1
                                                  -----         -----        -----       -----

Other deductions:
     Interest expense                               1.1           1.6          1.2         1.7
     Other expense (income), net                    0.1           0.1          0.0         0.1
                                                  -----         -----        -----       -----

                                                    1.2           1.7          1.2         1.8
                                                  -----         -----        -----       -----


     Earnings before income taxes                   4.7           3.8          4.3         3.3

Income tax expense                                  1.7           1.5          1.6         1.3
                                                  -----         -----        -----       -----

     Net earnings                                   3.0%          2.3%         2.7%        2.0%
                                                  =====         =====        =====       =====

         Total net sales for the third quarter of 1999 increased 5.4%, to $150.7 million, as compared to $142.9 million in the third quarter of 1998. The following table compares third quarter net sales by segment:


                            Oct. 2,      Oct. 3,                Percent
                             1999          1998     Increase    Change
                           --------      -------    --------    -------

Residential                $115,764      111,831      3,933       3.5%
Contract                     34,887       31,065      3,822      12.3%
                           --------      -------      -----      ----

                           $150,651      142,896      7,755       5.4%
                           ========      =======      =====      ====

         Total net sales for the first nine months of 1999 increased 8.2%, to $460.8 million, as compared to $425.8 million in the same period of 1998. The following table compares first nine months net sales by segment:


                            Oct. 2,      Oct. 3,                Percent
                             1999          1998     Increase    Change
                           --------      -------    --------    -------

Residential                $349,169      329,996      19,173      5.8%
Contract                    111,641       95,814      15,827     16.5%
                           --------      -------      ------     ----

                           $460,810      425,810      35,000      8.2%
                           ========      =======      ======     ====

         The Company's order backlog increased 3.8% during the third quarter and rose 7.8% for the first nine months of 1999. Residential and contract backlogs increased 6.7% and 0.3%, respectively, for the third quarter and 12.5% and 2.2%, respectively, for the first nine months. The increased net sales of the residential segment for the third quarter and first nine months of 1999 were due largely to the success of recent residential product introductions, as well as improved retail furniture sales for the industry overall. The third quarter sales growth for the residential segment was negatively impacted by the flooded highways and weather-related plant downtime resulting from the two hurricanes that battered the eastern United States during September. The contract segment sales growth in the 1999 periods was due primarily to continued hotel refurbishment and expansion and increased sales to assisted-living facilities, trends that the Company anticipates will continue into the year 2000. The Company believes that its capacity will be sufficient to accommodate the contract sales growth anticipated for the foreseeable future through: (i) existing production capacity; (ii) the addition of a new contract manufacturing facility which will commence operations in the fourth quarter of 1999; and (iii) production from other LADD manufacturing plants and/or outside contractors.

         Cost of sales as a percentage of net sales was 80.2% for the third quarter of 1999, compared to 80.6% for the third quarter of 1998, which resulted in a gross margin of 19.8% and 19.4%, respectively. For the first nine months of 1999, cost of sales as a percentage of net sales was 80.2%, down from 80.8% for the comparable 1998 period. The resulting increase in gross margin to 19.8% for the first nine months of 1999, from 19.2% in 1998, was due to improved manufacturing efficiencies, along with the production and shipment of new products with higher margins. In addition, improved 1999 margins were due to aggressive price discounting in the 1998 first nine months, principally for the sales of discontinued product, which did not recur in 1999. Gross margins were negatively impacted during the most recent quarter due to weather-related plant downtime and delayed shipments resulting from the above-mentioned hurricanes. Although recent reductions in hardwood lumber prices (except for cherry species) have been beneficial to the Company, price increases in certain other raw materials have somewhat offset these savings.

         Selling, general and administrative (SG&A) expenses as a percent of net sales for the third quarter of 1999 were the same as in the third quarter of 1998, while first nine months SG&A expenses increased slightly to 14.3% from 14.1% in 1998. The Company believes that its SG&A expense as a percentage of net sales will be in the range of 14.0% to 14.5% for all of 1999.

         Other deductions (principally interest expense) represented 1.2% of net sales for both the 1999 third quarter and first nine months, down from 1.7% and 1.8%, respectively, in 1998. Average outstanding borrowings were $17.6 million less for the third quarter of 1999 and $14.2 million less for the first nine months of 1999, than in the year-earlier periods, and the overall effective interest rate was approximately 0.75% and 1.00% lower for the respective 1999 periods. As a result, interest expense in the 1999 third quarter and first nine months declined by $525,000 and $1.6 million, respectively, or 23.6% and 22.4%, as compared to the same periods of 1998. The decline in the effective interest rate was primarily due to reductions in the Company's interest rate margin, as provided for in the Company's bank credit facility, resulting from improved operating performance. As a result of the improved 1999 first quarter operating results, effective April 15, 1999, the Company's interest rate margin was reduced 0.125% by its bank lending group. Effective July 1, 1999 and August 25, 1999, the Federal Reserve Board raised short-term U.S. interest rates 0.25%, which resulted in comparable increases in the Company's prime and LIBOR bank lending rates. Based on outstanding borrowings at October 2, 1999, these rate increases will raise the Company's interest expense by approximately $500,000 on an annual basis. As discussed further in footnote 4, the Company terminated its interest rate swap agreement effective September 27, 1999 for a gain of $672,000, which will be amortized against interest expense over the remaining term of its bank lending arrangement.

         The Company's estimated annual effective income tax rate was 37.0% for the third quarter and first nine months of 1999, compared to 39% for the comparable 1998 periods. The decrease in the effective income tax rate resulted from the implementation of state tax planning strategies and state tax incentive projects, and the successful conclusion of an IRS audit covering the years 1993-1996, with no adjustments affecting financial statement earnings. The Company anticipates that its combined effective Federal and state income tax rate will continue to approximate 37% over the remainder of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio was 2.5 to 1 at October 2, 1999, compared to 2.6 to 1 at January 2, 1999. Net working capital totaled $126.8 million at October 2, 1999 and $122.7 million at January 2, 1999. As a result of the Company's continued sales growth and increased backlog, inventories increased $7.6 million and trade accounts receivable increased $5.8 million from January 2, 1999 levels. The increase in inventories was due to production demands in the first nine months of 1999 to service the increased order backlog. In addition, the Company's trade accounts payable and accrued expenses also increased during the first nine months of 1999, largely due to higher production levels.

         The Company generated $18.8 million in cash from operating activities during the first nine months of 1999, compared to $14.0 million in the 1998 period. This increase was largely attributable to higher net earnings.

         During this year's first nine months, capital spending totaled $8.4 million, compared to $6.3 million during the year-earlier period. Total capital expenditures for all of 1999 are expected to approximate $11.0 million, as compared to $9.1 million for all of 1998. The increase in the Company's anticipated capital expenditures is due in part to capacity expansions planned at its contract manufacturing facilities. In addition to the capital expenditures noted above, a significant quantity of machinery and equipment acquisitions is being financed through the Company's existing operating lease lines.

         The Company's total debt ratio (total debt as a percentage of total debt plus shareholders' equity) was 39.4% at October 2, 1999, compared to 43.5% at January 2, 1999. The decrease resulted from improved operating performance, which allowed the Company to continue repaying debt while simultaneously increasing its equity base.

         On March 26, 1999, the Company purchased and retired 17,000 shares of its common stock for approximately $271,000. Additionally, on May 12, 1999, the Company purchased and retired 10,000 shares of its common stock for approximately $178,000. The stock purchases were authorized by the Company's Board of Directors and financed through the Company's revolving credit line. (See footnote 3).

         At October 2, 1999, $41.2 million was available for future borrowings under the Company's revolving credit loan. Management believes that unused credit lines available under the Company's revolving credit loan, in addition to cash generated from operations, will be adequate to fund the Company's future operations, planned capital expenditures and lease commitments, and any future purchases of the Company's common stock.

         On September 28, 1999, the Company entered into an Agreement and Plan of Merger with La-Z-Boy. Under the terms of the agreement, each share of LADD common stock will be converted into 1.18 shares of La-Z-Boy common stock, and LADD will become a wholly-owned subsidiary of La-Z-Boy. Following the merger, former LADD shareholders will own approximately 15 percent of La-Z-Boy. The merger is subject to shareholder and regulatory approval.

YEAR 2000 COMPLIANCE

         The Company is substantially complete in its effort to ensure Year 2000 ("Y2K") compliancy. The Company continues to monitor and address the business issues associated with the expected impact of the Year 2000 on information technology systems and non-information technology systems (i.e., embedded technology) both internally and in relation to the Company's external customers and suppliers. Factors involved in assessing such business issues include the evaluation and testing of the Company's systems; evaluation, upgrading and certifying of automated plant machinery and equipment; and assessing the compliance strategies of significant customers and vendors.

         The Company created a corporate-wide Y2K Steering Committee with subcommittees located at each of the Company's business units for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of non-compliance on information technology systems and non-information technology systems. An inventory of all the Company's equipment containing date sensitive embedded technology has been completed, and at the present time, substantially all of this equipment has been either tested and/or deemed to be Y2K compliant. Since the fourth quarter of 1994, the Company has been upgrading its information systems technology with Y2K compliant software to support its manufacturing, sales and order entry, and financial reporting systems. As a result, a significant portion of the Company's information technology systems were Y2K compliant prior to 1998. At the present time, the Company believes it has substantially completed all of the necessary internal software and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its internal information systems.

         The Company has received Y2K compliancy assurances from its major suppliers and business partners. Based on these assurances, the Company believes that all material third-party suppliers and business partners will be sufficiently prepared for the Year 2000. Although the Company is currently unaware of any material exposures or contingencies related to the Y2K compliance efforts of its significant vendors and business partners, if a significant vendor or business partner should be non-compliant, there can be no assurance such an event will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company believes the actions it is taking (including the continued monitoring of third-party compliance and the development of appropriate contingency plans) will minimize these risks and believes it is taking responsible steps to prevent any major disruptions of its business units.

         The Company believes the actions it has taken since late 1994 with regard to Y2K issues have minimized Y2K related capital costs and expenses incurred to date and estimates that it has already incurred a majority of the required Y2K compliance expenditures. These amounts exclude funds invested in the purchase and lease of personal computers and the implementation of other computer system upgrades. While such investments were made primarily to resolve technological obsolescence and capacity constraints, they also resulted in the new equipment and upgraded systems being Y2K compliant. Anticipated expenditures and lease commitments relating the Y2K compliance are expected to be less than $100,000 for the remainder of 1999. However, new developments may subsequently occur that could affect the Company's estimates of the costs for Y2K compliance.

FORWARD-LOOKING STATEMENTS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "forecasts," "should," or "anticipates." The Company cautions readers that these forward-looking statements, including without limitation, those relating to sales, operating costs, working capital, liquidity, capital needs, interest costs and Y2K compliance, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. This uncertainty is due to several important factors herein identified, including without limitation: anticipated growth in sales; success of new product introductions; increased cash flow from operations; anticipated selling, general and administrative expenses; projected capital spending, including lease commitments; decreased interest expense; the completion of the planned merger into La-Z-Boy Incorporated, Y2K preparedness (particularly with respect to third-party vendor compliance); and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION
    None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10-1 LADD Furniture, Inc. Amended and Restated Executive Retirement Plan effective as of September 28, 1999.

         10-2 Amended and Restated Executive Employment Agreement between the Company and Fred L. Schuermann, Jr. dated September 28, 1999.

         10-3 Amended and Restated Executive Employment Agreement between the Company and William S. Creekmuir dated September 28, 1999.

         10-4 Amended and Restated Executive Employment Agreement between the Company and Donald L. Mitchell dated September 28, 1999.

         10-5 Amended and Restated Executive Employment Agreement between the Company and Kenneth E. Church dated September 28, 1999.

         10-6 Amended and Restated Executive Employment Agreement between the Company and Michael P. Haley dated September 28, 1999.

         10-7 First Amendment to the LADD Furniture, Inc. 1997 Long-Term Incentive Plan effective September 1, 1999.

         10-8 First Amendment to the LADD Furniture, Inc. 1998 Long-Term Incentive Plan effective September 1, 1999.

         10-9 First Amendment to the LADD Furniture, Inc. 1999 Long-Term Incentive Plan effective September 1, 1999.

         10-10 First Amendment to the LADD Furniture, Inc. 1999 Management Incentive Plan effective September 1, 1999.

         10-11 Sixth Amendment to the LADD Furniture, Inc. 1994 Incentive Stock Option Plan effective September 1, 1999.

         27-1     (EDGAR version only)

    (b) Reports on Form 8-K

         On July 15, 1999, the Company filed with the Commission a Form 8-K dated July 14, 1999 which reported under Item 5 the Press Release dated July 14, 1999 reporting the Company's 1999 second quarter operating results.

         On September 29, 1999, the Company filed with the Commission a Form 8-K dated September 28, 1999 which reported under Item 5 the Company entering into an Agreement and Plan of Merger with La-Z-Boy Incorporated dated September 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LADD Furniture, Inc.



Date:  November 5, 1999             By: s/William S. Creekmuir
                                        ---------------------------------
                                        William S. Creekmuir
                                        Executive Vice President
                                        and Chief Financial Officer