Form 10-Q/A
period 1999-10-02
LADD FURNITURE INC
filed 1999-12-13
CIK 721669

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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


The third paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations is amended by inserting after the first sentence the following:

The Company's backlog of unshipped orders believed to be firm at October 2, 1999, January 2, 1999 and October 3, 1998 was $104.0 million, $96.5 million and $105.5 million, respectively.

The revised Management's Discussion and Analysis of Financial Condition and Results of Operations is attached hereto.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of net sales to certain items included in the Consolidated Statements of Earnings:

                                               13 Weeks Ended    39 Weeks Ended
                                              ----------------  ----------------
                                              Oct. 2,  Oct. 3,  Oct. 2,  Oct. 3,
                                               1999     1998     1999     1998
                                              -------  -------  -------  -------

Net sales                                     100.0 %  100.0 %  100.0 %  100.0 %

Cost of sales                                  80.2     80.6     80.2     80.8
                                              -------  -------  -------  -------

     Gross profit                              19.8     19.4     19.8     19.2

Selling, general and administrative expenses   13.9     13.9     14.3     14.1
                                              -------  -------  -------  -------

     Operating income                           5.9      5.5      5.5      5.1
                                              -------  -------  -------  -------

Other deductions:
     Interest expense                           1.1      1.6      1.2      1.7
     Other expense (income), net                0.1      0.1      0.0      0.1
                                              -------  -------  -------  -------

                                                1.2      1.7      1.2      1.8
                                              -------  -------  -------  -------
     Earnings before income taxes               4.7      3.8      4.3      3.3

Income tax expense                              1.7      1.5      1.6      1.3
                                              -------  -------  -------  -------

     Net earnings                               3.0 %    2.3 %    2.7 %    2.0 %
                                              =======  =======  =======  =======


        Total net sales for the third quarter of 1999 increased 5.4%, to $150.7 million, as compared to $142.9 million in the third quarter of 1998. The following table compares third quarter net sales by segment:

                          Oct. 2,      Oct. 3,                 Percent
                           1999         1998       Increase    Change
                         --------      -------     --------    -------

        Residential      $115,764      111,831      3,933       3.5 %
        Contract           34,887       31,065      3,822      12.3 %
                         --------      -------      -----      ------

                         $150,651      142,896      7,755       5.4 %
                         ========      =======      =====      ======

Total net sales for the first nine months of 1999 increased 8.2%, to $460.8 million, as compared to $425.8 million in the same period of 1998. The following table compares first nine months net sales by segment:

                          Oct. 2,      Oct. 3,                 Percent
                           1999         1998       Increase    Change
                         --------      -------     --------    -------

        Residential      $349,169      329,996       19,173      5.8 %
        Contract          111,641       95,814       15,827     16.5 %
                         --------      -------     --------    -------

                         $460,810      425,810       35,000      8.2 %
                         ========      =======     ========    =======

        The Company's order backlog increased 3.8% during the third quarter and rose 7.8% for the first nine months of 1999. The Company's backlog of unshipped orders believed to be firm at October 2, 1999, January 2, 1999 and October 3, 1998 was $104.0 million, $96.5 million and $105.5 million, respectively. Residential and contract backlogs increased 6.7% and 0.3%, respectively, for the third quarter and 12.5% and 2.2%, respectively, for the first nine months. The increased net sales of the residential segment for the third quarter and first nine months of 1999 were due largely to the success of recent residential product introductions, as well as improved retail furniture sales for the industry overall. The third quarter sales growth for the residential segment was negatively impacted by the flooded highways and weather-related plant downtime resulting from the two hurricanes that battered the eastern United States during September. The contract segment sales growth in the 1999 periods was due primarily to continued hotel refurbishment and expansion and increased sales to assisted-living facilities, trends that the Company anticipates will continue into the year 2000. The Company believes that its capacity will be sufficient to accommodate the contract sales growth anticipated for the foreseeable future through: (i) existing production capacity; (ii) the addition of a new contract manufacturing facility which will commence operations in the fourth quarter of 1999; and (iii) production from other LADD manufacturing plants and/or outside contractors.

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



                                         LADD Furniture, Inc.



Date:  December 13, 1999                 By:  s/William S. Creekmuir
                                              ---------------------------------
                                              William S. Creekmuir
                                              Executive Vice President
                                              and Chief Financial Officer